Form 10-Q
period 2024-09-30
FACT II Acquisition Corp.
filed 2025-01-07
CIK 2028935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-42421

FACT II ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Wall Street, 20th Floor New York, New York	10005
(Address of principal executive offices)	(Zip Code)

(212) 618-1798

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	FACTU	Nasdaq Global Market
Class A ordinary shares, par value $0.0001 per share, included as part of the units	FACT	Nasdaq Global Market
Warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	FACTW	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of January 7, 2025, there were 18,488,125 Class A ordinary shares, $0.0001 par value and 6,708,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

FACT II ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheet as of September 30, 2024 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2024 and for the Period from June 19, 2024 (Inception) Through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2024 and for the Period from June 19, 2024 (Inception) Through September 30, 2024 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from June 19, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FACT II ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2024

(UNAUDITED)

Assets
Current asset – cash	$11,593
Deferred offering costs	345,241
Total Assets	$356,834

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued offering costs	$277,645
Accrued expenses	33,496
Advance from related party	124,980
Total Liabilities	436,121

Commitments and Contingencies (Note 6)

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	―
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,708,333 shares issued and outstanding (1)	671
Additional paid-in capital	24,329
Accumulated deficit	(104,287)
Total Shareholders’ Deficit	(79,287)
Total Liabilities and Shareholders’ Deficit	$356,834

(1)	Includes an aggregate of up to 875,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FACT II ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2024	For the Period from June 19, 2024 (Inception) Through September 30, 2024
General and administrative costs	$104,287	$104,287
Loss from operations	(104,287)	(104,287)

Net loss	$(104,287)	$(104,287)

Weighted average Class B ordinary shares outstanding, basic and diluted (1)	5,128,205	4,530,744
Basic and diluted net loss per Class B ordinary share	$(0.02)	$(0.02)

(1)	Excludes an aggregate of up to 875,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FACT II ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND FOR THE PERIOD FROM

JUNE 19, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 19, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	—	—

Balance – June 30, 2024 (unaudited)	—	—	—	—	—	—	—

Issuance of Class B ordinary shares to Sponsor	—	—	6,708,333	671	24,329	—	25,000

Net loss	—	—	—	—	—	(104,287)	(104,287)

Balance – September 30, 2024 (unaudited)	—	$—	6,708,333	$671	$24,329	$(104,287)	$(79,287)

(1)	Includes an aggregate of up to 875,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FACT II ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 19, 2024 (INCEPTION) THROUGH SEPTEMER 30, 2024

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(104,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	19,795
Changes in operating assets and liabilities:
Accrued expenses	33,496
Net cash used in operating activities	(50,996)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares to Sponsor HoldCo	25,000
Advance from related party	105,185
Payment of offering costs	(67,596)
Net cash provided by financing activities	62,589

Net Change in Cash	11,593
Cash – Beginning of period	—
Cash – End of period	$11,593

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$277,645

The accompanying notes are an integral part of the unaudited condensed financial statements.

FACT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENT

SEPTEMBER 30, 2024

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

FACT II Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 19, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from June 19, 2024 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On June 19, 2024, FACT II Acquisition Parent LLC, a Cayman Islands limited liability company (which is referred to as the “Sponsor” or the “FACT Sponsor”), formed FACT II Acquisition LLC, a Cayman Islands limited liability company (which is referred to as “Sponsor HoldCo”), through which the Sponsor (i) holds its founder shares (as defined below) and (ii) purchased Private Placement Units at the date of the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 25, 2024. On November 27, 2024, the Company consummated the Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $175,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 663,125 private placement units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,631,250, which is discussed in Note 4, as follows: (A) 17,500 Private Placement Units ($175,000 in the aggregate) with the Sponsor, (B) (i) 260,000 Private Placement Units and (ii) 162,500 Private Placement Units and 325,000 restricted Class A shares (such restricted Class A shares together with such Private Placement Units collectively, the “Private Placement Securities”) ($4,225,000 in the aggregate) with Sponsor HoldCo, (C) 178,500 Private Placement Units ($1,785,000 in the aggregate) with Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”) and (D) 44,625 Private Placement Units with Seaport Global Securities LLC (“Seaport”) ($446,250 in the aggregate) (collectively, the “Private Placement”). The Private Placement Units, which were purchased by the Sponsor, Sponsor HoldCo, CCM and Seaport, are identical to the Units, except that, they (including the underlying securities) are (i) subject to certain limited exceptions, will be subject to transfer restrictions until 180 days following the consummation of the Company’s initial Business Combination and (ii) will be entitled to registration rights. The Private Placement Securities, which were purchased by Sponsor HoldCo, are identical to the Private Placement Units except that they include restricted Class A shares, which will be subject to transfer restrictions until 90 days following the consummation of the Company’s initial Business Combination.

Transaction costs amounted to $11,028,226, consisting of $3,500,000 of cash underwriting fee, $7,000,000 of deferred underwriting fee, and $528,226 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting commissions held in the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on November 27, 2024, an amount of $175,875,000 ($10.05 per Unit) of the net proceeds of the Initial Public Offering and the Private Placement was placed in the trust account (the “Trust Account”), located in the United States, with Odyssey Transfer and Trust Company acting as trustee, and the funds will be invested or held either (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. No later than 18 months after the closing of the Initial Public Offering (or 24 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for an initial business combination within 18 months from the Initial Public Offering), the amounts held in the Trust Account will be held as cash or cash items, including in demand deposit accounts.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.05 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares were recorded at redemption value and classified as temporary equity at the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval in connection with a Business Combination, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, Sponsor HoldCo has agreed to vote its founder shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

Sponsor HoldCo has agreed (a) to waive its redemption rights with respect to any founder shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the founder shares if the Company fails to complete a Business Combination.

The Company will have until 18 months from the closing of the Initial Public Offering (or 24 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for an initial Business Combination within 18 months from the closing of the Initial Public Offering) or such later period approved by the Company’s Shareholders (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Sponsor HoldCo has agreed to waive its liquidation rights with respect to the founder shares if the Company fails to complete a Business Combination within the Combination Period. However, if Sponsor HoldCo acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the initial amount held in the Trust Account ($10.05).

Sponsor HoldCo has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.05 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Sponsor HoldCo will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that Sponsor HoldCo will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on November 26, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on December 4, 2024. The interim results for the three months ended September 30, 2024 and for the period from June 19, 2024 (inception) through September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Liquidity and Capital Resources

As of September 30, 2024, the Company had $11,593 in cash and a working capital deficit of $424,528. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” and through the consummation of the Initial Public Offering, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these unaudited condensed financial statements. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the company may need to obtain additional financing either to complete the Business Combination or because it became obligated to redeem a significant number of public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. The Company cannot be assured that its plans to consummate an initial Business Combination will be successful.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $11,593 in cash and no cash equivalents as of September 30, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are directly related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as the Public Warrants and the warrants included in the Private Placement Units (the “Private Placement Warrants”), after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering.

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in, respectively, accordance with guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are no Public Warrants or Private Placement Warrants currently outstanding as of September 30, 2024.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 875,000 ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters. As of September 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on November 27, 2024, the Company sold 17,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 663,125 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,631,250, as follows: (A) 17,500 Private Placement Units ($175,000 in the aggregate) with the Sponsor, (B) (i) 260,000 Private Placement Units and (ii) 162,500 Private Placement Units and 325,000 restricted Class A shares ($4,225,000 in the aggregate) with Sponsor HoldCo, (C) 178,500 Private Placement Units ($1,785,000 in the aggregate) with CCM and (D) 44,625 Private Placement Units with Seaport ($446,250 in the aggregate).

The Private Placement Units, which were purchased by the Sponsor, Sponsor HoldCo, CCM and Seaport, are identical to the Units, except that, they (including the underlying securities) are (i) subject to certain limited exceptions, will be subject to transfer restrictions until 180 days following the consummation of the Company’s initial Business Combination and (ii) will be entitled to registration rights. The Private Placement Securities, which were purchased by Sponsor HoldCo, are identical to the Private Placement Units except that they include restricted Class A shares, which will be subject to transfer restrictions until 90 days following the consummation of the Company’s initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 12, 2024, Sponsor HoldCo made a capital contribution of $25,000 in consideration for 6,708,333 Class B ordinary shares (the “founder shares”). The founder shares include an aggregate of up to 875,000 shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of founder shares will collectively represent 25% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On August 6, 2024, Sponsor HoldCo transferred 30,000 founder shares to each of our independent directors and 130,000 founder shares to our Executive Chairman (an aggregate of 220,000).

The holders of our founder shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their founder shares until 180 days after completion of the Company’s initial Business Combination.

Advances from Related Party

Advances from related party represents deposits made by the Sponsor into the Company’s operating account, including payments of Company expenses made by a related party on the Company’s behalf. As of September 30, 2024, total advances from related party amounted to $124,980, all of which are due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, either of Sponsor HoldCo, the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the Class A ordinary share or unit upon the consummation of the initial Business Combination at lender’s discretion, up to $2,000,000 of such Working Capital Loans for each such person may be convertible into a price of $10.00 per Class A ordinary share or unit, as applicable, at the option of the lender. Such Class A ordinary shares would be identical to the Private Placement Shares, and such units would be identical to the Private Placement Units. As of September 30, 2024, there are no Working Capital Loans outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) founder shares, (ii) Private Placement Units, Class A ordinary shares underlying the Private Placement Units, Private Placement Warrants underlying the Private Placement Units and the Class A ordinary shares underlying such Private Placement Warrants, (iii) restricted Class A shares, and (iv) any Private Placement Units that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement signed prior to the date of the Initial Public Offering requiring the Company to register its securities held by them for resale (in the case of the founder shares, only after conversion to Class A ordinary shares, and in the case of the restricted Class A shares, upon vesting after the consummation of the initial Business Combination). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggy-back registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement provides that we will use commercially reasonable efforts to effect the registration of the applicable securities after the completion of the initial Business Combination and prior to the expiration of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted the underwriters a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting commissions. The over-allotment option remains open since the close of the Initial Public Offering.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,500,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of (i) $0.40 per Unit sold in the offering of the Initial Public Offering, or $7,000,000 in the aggregate, payable based on the percentage of funds remaining in the trust account after redemptions of public shares, solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Warrants — As of September 30, 2024, there were no warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating thereto is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A ordinary shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Public Warrants — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period, unless the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the warrants for redemption as described in this paragraph, its management will have the option to require any holder that wishes to exercise his, her or its warrant following the notice of redemption to do so on a cashless basis. In the case of such a cashless exercise, each holder would pay the exercise price by surrendering the public warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in the preceding sentence shall mean the volume-weighted average price of the Class A ordinary shares for the 10 trading day period ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by its board of directors and, in the case of any such issuance to either of Sponsor HoldCo or its affiliates, without taking into account any founder shares held by Sponsor HoldCo or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of its initial Business Combination on the date of the completion of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the public warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and, in the case of the Public Warrants only, the $18.00 per share redemption trigger prices described below under “Redemption of public warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants sold as part of the Private Placement Units will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2024, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2024, there were 6,708,333 Class B ordinary shares issued and outstanding, of which an aggregate of up to 875,000 shares are subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised so that the number of founder shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

Only holders of Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 25% of the sum of all ordinary shares issued and outstanding upon the completion of the Initial Public Offering (not including (i) any Class A ordinary shares, subject to vesting and any other restrictions, issued or deemed issued to Sponsor HoldCo (or its members or affiliates) in connection with the consummation of the Initial Public Offering, (ii) the Class A ordinary shares underlying the Private Placement Warrants, (iii) any Class A ordinary shares issued to the Sponsor (or its members or affiliates) upon conversion of Working Capital Loans, and (iv) any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination). The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for Class A ordinary shares, including but not limited to a private placement of equity or debt.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to January 7, 2025, the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On November 27, 2024, the Company consummated the Initial Public Offering of 17,500,000 Units at $10.00 per Unit, generating gross proceeds of $175,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 663,125 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,631,250, as follows: (A) 17,500 Private Placement Units ($175,000 in the aggregate) with the Sponsor, (B) (i) 260,000 Private Placement Units and (ii) 162,500 Private Placement Units and 325,000 restricted Class A shares ($4,225,000 in the aggregate) with Sponsor HoldCo, (C) 178,500 Private Placement Units ($1,785,000 in the aggregate) with CCM and (D) 44,625 Private Placement Units with Seaport ($446,250 in the aggregate).

On November 27, 2024, in connection with the closing of the Initial Public Offering, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $3,500,000 in the aggregate. In addition, the underwriters were entitled to a deferred fee of (i) $0.40 per Unit sold in the offering of the Initial Public Offering, or $7,000,000 in the aggregate, payable based on the percentage of funds remaining in the trust account after redemptions of public shares, solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On November 27, 2024, the Company repaid all outstanding advances from related parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to FACT II Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to FACT II Acquisition Parent LLC, and references to “Sponsor HoldCo” refer to FACT II Acquisition LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the final prospectus for the Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on June 19, 2024, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 19, 2024 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024 and for the period from June 19, 2024 (inception) through September 30, 2024, we had a net loss of $104,287, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and advances from related party, which were repaid at the closing of the Initial Public Offering.

Subsequent to the quarterly period covered by this Quarterly Report, on November 27, 2024, we consummated the Initial Public Offering of 17,500,000 Units at $10.00 per Unit, generating gross proceeds of $175,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 663,125 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,631,250, as follows: (A) 17,500 Private Placement Units ($175,000 in the aggregate) with the Sponsor, (B) (i) 260,000 Private Placement Units and (ii) 162,500 Private Placement Units and 325,000 restricted Class A shares ($4,225,000 in the aggregate) with Sponsor HoldCo, (C) 178,500 Private Placement Units ($1,785,000 in the aggregate) with CCM and (D) 44,625 Private Placement Units with Seaport ($446,250 in the aggregate).

Following the closing of the Initial Public Offering and the Private Placement, a total of $175,875,000 was placed in the Trust Account. We incurred $11,028,226 of transaction costs, consisting of $3,500,000 of cash underwriting fee, $7,000,000 of deferred underwriting fee, and $528,226 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, either of Sponsor HoldCo, the Sponsor, any of their respective affiliates or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such Working Capital Loans for each such person may be convertible into a price of $10.00 per Class A ordinary share or unit, as applicable, at the option of the lender. Such Class A ordinary shares would be identical to the Private Placement Shares, and such units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,625,000 units to cover over-allotments, if any. The over-allotment option remains open since the close of the Initial Public Offering.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,500,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of (i) $0.40 per Unit sold in the offering of the Initial Public Offering, or $7,000,000 in the aggregate, payable based on the percentage of funds remaining in the trust account after redemptions of public shares, solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2024, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 12, 2024, Sponsor HoldCo subscribed for 6,708,333 founder shares for a total subscription price of $25,000 and fully paid for those shares (up to 875,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). The foregoing issuance of securities was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On November 27, 2024, the Company consummated the Initial Public Offering of 17,500,000 Units at $10.00 per Unit, generating gross proceeds of $175,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 663,125 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,631,250, as follows: (A) 17,500 Private Placement Units ($175,000 in the aggregate) with the Sponsor, (B) (i) 260,000 Private Placement Units and (ii) 162,500 Private Placement Units and 325,000 restricted Class A shares ($4,225,000 in the aggregate) with Sponsor HoldCo, (C) 178,500 Private Placement Units ($1,785,000 in the aggregate) with CCM and (D) 44,625 Private Placement Units with Seaport ($446,250 in the aggregate).

Of the gross proceeds received from the Initial Public Offering and the Private Placement, an aggregate of $175,875,000 was placed in the Trust Account. The proceeds held in the Trust Account will be invested or held either (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders.

We incurred a total of $11,028,226 of transaction costs, consisting of $3,500,000 of cash underwriting fee, $7,000,000 of deferred underwriting fee, and $528,226 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42421), filed with the SEC on November 27, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACT II ACQUISITION CORP..

Date: January 7, 2025	By:	/s/ Adam Gishen
	Name:	Adam Gishen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 7, 2025	By:	/s/ Min Lee
	Name:	Min Lee
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)