Form 10-K
period 2024-12-31
FACT II Acquisition Corp.
filed 2025-03-27
CIK 2028935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 001-42421

FACT II Acquisition Corp.

(Exact name of Registrant as specified in its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Wall Street, 20th Floor
New York, New York 10005
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (212) 618-1798

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

Securities registered pursuant to Section 12 (g) of the Act:
None

Indicate by check mark if the Registrant is a well - known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes - Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act). YES ☒ NO ☐

At June 28, 2024, the last business day of the Registrant's most recently completed second fiscal quarter, the Registrant's securities were not listed on any exchange. Accordingly, there was no market value for the Registrant's securities as of such date. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing price of the Registrant's Class A ordinary shares on December 31, 2024, as reported on The Nasdaq Global Market, was $175,458,938.

As of March 25, 2025 there were 18,488,125 shares of the Registrant's Class A ordinary shares, $0.0001 par value, and 5,833,333 of the Registrant's Class B ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, which is impacted by various factors;

●	our expectations around the performance of a prospective target business or businesses or of markets or industries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with or otherwise conflicting contractual obligations in connection with our business or in approving or consummating our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our directors and officers to generate a number of potential business combination opportunities;

●	the potential liquidity and trading of our public securities;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict, the recent escalation of the Israel-Hamas conflict;

●	the trust account not being subject to claims of third parties;

●	our financial performance following our initial public offering; and

●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this Annual Report to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association in effect upon the completion of our initial public offering;

●	“CCM” are to Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, a representative of the underwriters in our initial public offering;

●	“non-managing HoldCo investors” means certain investors (none of which are affiliated with any member of our management, our sponsor or any other investor, except for Robert Rackind, our Executive Chairman) that (A) purchased $88 million of the units sold in our initial public offering at the offering price and (B) purchased, indirectly through the purchase of non-managing Sponsor HoldCo membership interests, (i) an aggregate of 260,000 private placement units at a price of $10.00 per unit and (ii) 162,500 private placement units and 325,000 restricted Class A shares, which shares would vest only upon the consummation of the initial business combination, at a combined price of $10.00 per private placement security ($4,225,000 in the aggregate), reflecting the issuance of restricted Class A shares at no additional price; subject to each non-managing HoldCo investor purchasing, indirectly through Sponsor HoldCo, the private placement units or private placement securities, as applicable, allocated to, Sponsor HoldCo issued membership interests at a nominal purchase price to the non-managing HoldCo investors at the closing of our initial public offering reflecting interests in an aggregate of 6,468,333 founder shares (which were subsequently reduced by 875,000 founder shares that were forfeited effective as of January 10, 2025 upon the expiry of the underwriters’ over-allotment option) and 325,000 restricted Class A shares, as applicable, held by Sponsor HoldCo;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“directors” are to our directors;

●	“founder shares” are to our Class B ordinary shares initially purchased by Sponsor Holdco, a portion of which were transferred to our three independent directors and our Executive Chairman prior to the effectiveness of the Registration Statement, and our Class A ordinary shares that will be issued upon conversion thereof as provided in the Registration Statement;

●	“initial shareholders” are to Sponsor Holdco and the three independent directors and our Executive Chairman who will hold our founder shares prior to the completion of our initial public offering;

●	“letter agreement” refer to the letter agreement, included hereto as Exhibit 10.7;

●	“management” or our “management team” are to our directors and officers;

●	“Nasdaq” are to The Nasdaq Global Market, unless the context requires otherwise;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“permitted withdrawals” means amounts withdrawn from the trust account to pay our franchise and income tax obligations, provided that permitted withdrawals can only be made from interest earned and not from the principal held in the trust account;

●	“private placement securities” are to the private placement units and the restricted class A shares, collectively;

●	“private placement shares” are to the Class A ordinary shares sold as part of the private placement units;

●	“private placement units” are to the units issued to Sponsor HoldCo, CCM and Seaport in private placements simultaneously with the closing of our initial public offering, which private placement units are identical to the units sold in our initial public offering, subject to certain limited exceptions described in the prospectus filed November 26, 2024;

●	“private placement warrants” are to the warrants sold as part of the private placement units;

●	“public shareholders” are to the holders of our public shares, including Sponsor HoldCo, our sponsor, any non-managing HoldCo investors, directors and officers to the extent such persons purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public warrants” are to our warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“Registration Statement” are to the Company’s registration statement on Form S-1 (File No. 333-281593) relating to the Company’s initial public offering, which was declared effective by the Securities and Exchange Commission;

●	“restricted Class A shares” are to 325,000 class A ordinary shares, par value $0.0001 per share, which would vest only upon the consummation of our initial business combination;

●	“Seaport” are to Seaport Global Securities LLC, a representative of the underwriters in our initial public offering;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Senior Advisor” are to Rachelle du Rocher, a senior advisor of our company;

●	“sponsor” and “FACT Sponsor” are to FACT II Acquisition Parent LLC, a Cayman Islands limited liability company;

●	“Sponsor HoldCo” are to FACT II Acquisition LLC, a Cayman Islands limited liability company, formed by our sponsor on June 19, 2024, which directly holds (i) all of the founder shares (other than the founder shares held by our three independent directors and our Executive Chairman) and (ii) upon consummation of the private placement that closed simultaneously with the closing of our initial public offering, 422,500 private placement units and 325,000 restricted Class A shares;

●	“warrants” are, collectively, to the public warrants and the private placement warrants;

●	“warrant agreement” are, together, to our warrant agreement governing the warrants;

●	“we,” “us,” “our,” “Company” or our “company” are to FACT II Acquisition Corp., a Cayman Islands exempted company.

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar; and

●	“£” and “British pound” each refer to British pound sterling.

ITEM 1. Business.

Overview

We are a blank check company, incorporated as a Cayman Islands exempted company whose business purpose is to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. We have not selected any specific business combination target. We have generated no revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination, at the earliest.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships, sector expertise and active management and operating experience. Our focus will be on identifying a target business with a management team who has demonstrated clear operating expertise over the past two years, with a focus on growing revenues, while operating with demonstrated control over operating costs and preservation of cash.

Our sponsor is FACT II Acquisition Parent LLC, a Cayman Islands limited liability company. Our sponsor was established by Adam Gishen, Min Lee, Richard Nespola, Jr. and Joseph Wagman to leverage their extensive experience in acquiring, building, operating and scaling global financial services and complex operations businesses in constantly evolving environments.

Our executive offices are located at 14 Wall Street, 20th Floor, New York, New York 10005, United States of America, and our telephone number is (212) 618-1798. Our corporate website address is https://freedomac2.com/. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You should not rely on any such information in making your decision whether to invest in our securities.

Business Strategy

Our business strategy is to identify opportunities where a combination of capital, talent and network will improve the customer experience and drive value for all stakeholders. Our business strategy focuses on leveraging our proven management team to execute our business strategy, improve profitability and demonstrate growth across mature and emerging markets.

Our management team, has an extensive network of relationships that supports our capability to partner with public and private companies, as well as with large financial sponsors. This network includes senior executives, investment bankers, private equity funds, venture capital firms, various investment professionals and owners of private businesses.

Our independent board members have been selected for their extensive sector and geographic expertise, operating experience, access to proprietary deal flow, strong relationships with business leaders and entrepreneurs and their ability to source attractive targets and assist us in implementing our business combination strategy. They have held senior leadership positions with companies where they have a strong track record of creating shareholder value, organically and through transformational acquisitions or corporate restructurings, as well as extensive relationships with owners and operators of companies within their respective industries.

We believe that the networks and experience of our management team and independent board members provide us with specific competitive advantages over other blank check companies in sourcing attractive targets for the following reasons:

World-class leadership team fueled by the combination of proven management team and Board of Directors.

Our leadership team has extensive expertise across the target regions and sectors, with private and public board experience as well as a proven track record of generating value for investors across macroeconomic and industry cycles.

Diverse global network drives sourcing of unique opportunities.

The leadership team has a broad network of relationships in both the public and private sectors, with access to both mature (U.S. and Europe) and emerging markets (Asia, Latin America and Africa), which we believe will provide us with a range of attractive potential business combinations.

Proven track record of deploying technology in regulated businesses.

Our management team has substantial experience in managing change and leveraging technology to drive improved business performance across a broad range of sectors, including insurance, banking, logistics, wealth/asset management and real estate. Their experience covers a diverse range of technology strategies, including both in-house development and joint-venture creation, and have a track-record of successfully deploying these strategies in the past.

Demonstrated track-record of attracting talent and business scale-up.

Our experienced leadership team has experience fostering a company culture which both attracts and retains talent. Our team has a strong track record of achieving sustained business growth as well as significant value creation for investors, with experience in leadership roles at prominent companies.

Extensive experience of disciplined M&A.

Our management team and independent board members have a significant background in executing competitive, sizeable and complex transactions. The rigorous and disciplined criteria we intend to use to assess potential acquisitions derives from our leadership team’s collective industry experience across a range of leading companies, which has provided them with a deep understanding of the market as well as expertise in scaling businesses.

Competitive Strengths

We believe that we possess several competitive strengths to successfully source, evaluate and execute an initial business combination. We believe that the background, operating history and experience of our management team provides us not only with access to a broad spectrum of investment opportunities, but also with the ability to significantly improve upon the operational and financial performance of a target business. Our management team has previously successfully funded a special purpose acquisition company (“SPAC”) and subsequently completed an initial business combination with a high-quality target. Our management team’s previous SPAC experience includes the founding of Freedom Acquisition I Corp., which raised $345 million in March 2021 and subsequently completed its initial business combination with Complete Solaria, Inc. (NASDAQ: CSLR) in July 2023. In connection with that business combination, $13.4 million in trust non-redemptions, $33.3 million in convertible financing, $16.3 million in equity and $67.2 million by way of committed financing through forward purchase agreements were raised.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating business combination opportunities, although we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

Large addressable market underpinning long term growth prospects.

We will seek to acquire one or more businesses with significant runway to capture market share in a large addressable market, with attractive long-term growth prospects, favorable secular trends and superior unit economics that can be further enhanced through diverse revenue drivers. We will evaluate companies with significant potential to grow both organically and through strategic mergers and acquisitions.

Business with significant revenue and earnings growth potential.

We will seek to acquire one or more businesses with a leading market position in an attractive industry. We believe scale and technological differentiation can provide a basis for superior competitive performance relative to industry peers. Our team’s deep understanding of the industry as well as our experience in managing businesses and achieving sustainable growth is unparalleled when compared to other sources of equity and growth capital.

Management team with a focus on generating profitable, long term growth and operating free cash flow.

We will seek to acquire one or more businesses with a management team that is focused on driving shareholder value through not only increasing revenues but by also demonstrating the ability to control operating costs and delivering positive free cash flow in the future.

Distinct business strengths driving competitive differentiation and attractive unit economics.

We will seek to acquire one or more businesses that has long-term, sustainable competitive differentiation coupled with superior unit economics. We are focused on companies with strong business models and favorable sector tailwinds which we believe can lead to durable and profitable growth.

Scalable operations.

We will seek to acquire one or more businesses that will be able to significantly scale its operations to take advantage of its opportunities. We intend to leverage our management team’s experience in scaling businesses in order to help accelerate growth.

Uncorrelated returns with minimal cyclicality risk.

We will seek to acquire one or more businesses with limited susceptibility to cyclical risk and shifts in the macroeconomic environment.

Reputable management team with well-defined vision and credible track record.

We will seek to acquire one or more businesses with a professional management team which has a clear and compelling vision for the company, with skills that complement the expertise of our founders and whose interests are aligned with those of our investors. Where necessary, we may also look to complement and enhance the capabilities of the target business’ management team by recruiting additional talent through our deep network of contacts.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which, as discussed in the Company’s prospectus filed November 26, 2024, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC. In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds, and large business enterprises seeking to divest non-core assets or divisions.

Initial Business Combination

We have up to 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) to consummate an initial business combination. We may also hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity). Our sponsor, Sponsor HoldCo, executive officers, directors and director nominees have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account, divided by the number of then outstanding public shares, subject to the limitations described herein. Our initial shareholders will lose their entire investment in us if our initial business combination is not completed within 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) unless we extend the amount of time we have to consummate an initial business combination by obtaining shareholder approval to amend our amended and restated memorandum and articles of association (such additional period, the “Extension Period”). While we do not currently intend to seek such shareholder approval, we may elect to do so in the future. There is no limit on the number of extensions that we may seek. If we do not or are unable to extend the time period to consummate our initial business combination, our sponsor’s investment in our founder shares, our private placement units and restricted Class A shares will be worthless.

If we do not complete our initial business combination within the completion window and do not hold a shareholder vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of permitted withdrawals), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination.

The Nasdaq listing rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and permitted withdrawals on the income earned on the funds held in the trust account). We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. In addition, pursuant to Nasdaq listing rules, our initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

Prior to the effectiveness of the Registration Statement, we filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act on November 25, 2025. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies, venture capital firms, private equity firms and family offices will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. In addition, our management team have developed contacts from serving on the boards of directors of several companies.

We believe this network provides our management team with a robust and consistent flow of acquisition opportunities which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with either of Sponsor HoldCo, our sponsor, our directors or officers, or non-managing HoldCo investors, or making the acquisition through a joint venture or other form of shared ownership with either of Sponsor HoldCo, our sponsor, our directors or officers, or non-managing HoldCo investors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

Members of our management team and our independent directors directly or indirectly own our ordinary shares and warrants to purchase our ordinary shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at a purchase price of approximately $$0.0037 per share, the holders of our founder shares (including certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. As more fully discussed in “Part III, Item 11. Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have fiduciary duties or contractual obligations that may take priority over their duties to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering, which was consummated on November 27. 2024. We intend to effectuate our initial business combination using cash from the proceeds of our initial public, the sale of the private placement units and restricted Class A shares, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or the redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any business combination target.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or we decide to do so for business or other reasons, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq listing rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the trust account (excluding any deferred underwriters’ fees and permitted withdrawals on the income earned on the funds held in the trust account). We refer to this as the 80% fair market value test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. There is no basis for investors in our initial public offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information, which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial security holders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares (or securities convertible into or exercisable for ordinary shares) could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination. However, depending on the chosen transaction structure for our initial business combination, shareholder approval may be required under Cayman Islands law to effect the business combination.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions With Respect to our Securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, Sponsor HoldCo, our sponsor, directors, officers, advisors or any of their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), Sponsor HoldCo, our sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event Sponsor HoldCo, our sponsor, directors, officers, advisors or any of their affiliates determine to undertake any such transactions, such transactions could have the effect of influencing the vote necessary to approve such transaction. None of the funds held in the trust account will be used to purchase public shares or public warrants in such transactions. They will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Subsequent to the consummation of our initial public offering, we will adopt an insider trading policy which will require insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that Sponsor HoldCo, our sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination, (2) reduce the number of public warrants outstanding or vote such public warrants on any matters submitted to the public warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent such securities are purchased, such public securities will not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Sponsor HoldCo, our sponsor, directors, officers, advisors and/or any of their affiliates anticipate that they may identify the shareholders with whom Sponsor HoldCo, our sponsor, directors, officers, advisors or any of their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of public shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that Sponsor HoldCo, our sponsor, directors, officers, advisors or any of their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Sponsor HoldCo, our sponsor, directors, officers, advisors or any of their affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by Sponsor HoldCo, our sponsor, directors, officers and/or any of their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be restricted unless such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Sponsor HoldCo, our sponsor, directors, officers and/or any of their affiliates will be restricted from making purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Shareholders Upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial business combination, all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of permitted withdrawals), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any ordinary shares properly delivered for redemption and not withdrawn. The amount in the trust account was initially $10.05 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares. There will be no redemption rights upon the completion of our initial business combination with respect to our public warrants. Our sponsor, initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination. The non-managing HoldCo investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase in our initial public offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing HoldCo investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase in our initial public offering as the rights afforded to our other public shareholders.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial business combination, all or a portion of their public shares upon the completion of our initial business combination either (1) in connection with a general meeting called to approve the business combination or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval under stock exchange listing requirements while, under certain exchange listing requirements, direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirement or we choose to seek shareholder approval for business or other reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we, Sponsor HoldCo and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than we are permitted to redeem, as may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

Our initial business combination must be approved by a majority of our board of directors, and a majority of our independent directors. If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of at least a majority of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, initial shareholders, directors and officers have agreed to vote their founder shares and any public shares held by them in favor of our initial business combination. Our directors and officers also have agreed to vote in favor of our initial business combination with respect to public shares acquired by them, if any. We expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders and their permitted transferees will own at least 25% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of a business combination. The non-managing HoldCo investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase in our initial public offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing HoldCo investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase in our initial public offering as the rights afforded to our other public shareholders.

Redemptions of our public shares may be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Limitation on Redemption Upon Completion of our Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us, Sponsor HoldCo or our sponsor or their respective affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, Sponsor HoldCo or our sponsor or their respective affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may not be withdrawn unless the directors determine (in their sole discretion) to permit such withdrawal (which they may do in whole or in part) at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination. If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) to complete our initial business combination. If we have not completed our initial business combination within such 18-month period (or 24-month period from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of permitted withdrawals), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period (or 24-month period if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or during any Extension Period.

Our sponsor, initial shareholders, directors and officers, as applicable, have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or during any Extension Period. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time frame. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the trust account in the event we do not complete our initial business combination within the allotted time frame and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our public shares.

Sponsor HoldCo, our directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of permitted withdrawals), divided by the number of then issued and outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required for permitted withdrawals, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units and restricted Class A shares, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the funds held in the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.05. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.05. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption.

Sponsor HoldCo has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn for permitted withdrawals, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then Sponsor HoldCo will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether Sponsor HoldCo has sufficient funds to satisfy its indemnity obligations and believe that Sponsor HoldCo’s only assets are securities of our company and, therefore, Sponsor HoldCo may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn for permitted withdrawals, and Sponsor HoldCo asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Sponsor HoldCo to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Sponsor HoldCo to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.05 per share.

We will seek to reduce the possibility that Sponsor HoldCo will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Sponsor HoldCo will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $177,509,250 from the proceeds of our initial public offering and the sale of the private placement units and restricted Class A shares, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.05 per share to our public shareholders. Additionally, if we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or during any Extension Period, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants.

Facilities

We currently maintain our executive offices at 14 Wall Street, 20th Floor, New York, NY 10005, United States of America. We consider our current office space adequate for our current operations.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Competition

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources or more local industry knowledge in comparison to us, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units and restricted Class A shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

Corporate Information

Our executive offices are located at 14 Wall Street, 20th Floor, New York, New York 10005, and our telephone number is (212) 618-1798. We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in current reports on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us by mail to 14 Wall Street, 20th Floor, New York, New York 10005.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report and our prospectus dated November 25, 2024 relating to our initial public offering (the “IPO Prospectus”). If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

●	If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting commissions may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

●	We may not be able to complete our initial business combination within the prescribed time frame or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.05 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	Holders of our founder shares will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

●	Since Sponsor HoldCo, our sponsor, officers and directors and any other holder of our founder shares, including any non-managing HoldCo investors, CCM and Seaport will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire in connection with or subsequent to our initial public offering), because Sponsor HoldCo, our sponsor, officers and directors and any other holder of our founder shares, including any non-managing HoldCo investors, directly or indirectly may profit substantially from a business combination as a result of their ownership of founder shares even under circumstances where our public shareholders would experience losses in connection with their investment, and because Sponsor Holdco will be issued restricted Class A shares (which would vest only upon the consummation of our initial business combination) at no additional cost (i.e., as a “sweetener”), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination, including in connection with the shareholder vote in respect thereto.

●	If we seek shareholder approval of our initial business combination, Sponsor HoldCo, our sponsor, initial shareholders directors, officers, advisors or any of their affiliates may elect to purchase shares or public warrants from public shareholders, which may increase the likelihood of closing our initial business combination and reduce the public “float” of our securities.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The nominal purchase price paid by Sponsor HoldCo and certain of our independent directors for the founder shares and the vesting of the restricted Class A shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

●	As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested to consummate a business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination within the required time period. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination and such reincorporation or transfer by way of continuation may result in taxes imposed on shareholders or warrant holders.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, Nasdaq listing rules currently allow us to engage in a tender offer in lieu of a general meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate.

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our sponsor, initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 5,520,835 additional shares, or 31.5%, or only one additional share, of the 17,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have such initial business combination approved. We expect that our initial shareholders and their permitted transferees will own at least 25% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders. The non-managing HoldCo investors are not required to (i) hold any units, Class A ordinary shares or public warrants they purchased in our initial public offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing HoldCo investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they purchased in our initial public offering as the rights afforded to our other public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will be based on the percentage of funds remaining in the trust account after redemptions of public shares and will be released to the underwriters only upon the completion of an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the corresponding deferred underwriting commissions. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting commissions may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party private financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party private financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares in connection with the consummation of our initial business combination, or earlier at the option of the holders thereof. In addition, the amount of the deferred underwriting commissions payable to the underwriters will be based on the percentage of funds remaining in the trust account after redemptions of public shares and will be released to the underwriters only upon the completion of an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the corresponding deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A ordinary shares.

The effect of this dilution will be greater for public shareholders who do not redeem. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “— Risks Relating to Sponsor HoldCo, our Sponsor and Management — The nominal purchase price paid by Sponsor HoldCo and certain of our independent directors for the founder shares and the vesting of the restricted Class A shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.”

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate the trust account or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame or during any Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or during any Extension Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of such time period. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

We may not be able to complete our initial business combination within the prescribed time frame or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.05 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated memorandum and articles of association provide that we must complete our initial business combination within 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or such later time as may be agreed by our shareholders. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, geopolitical instability emanating from the ongoing conflict between Russia and the Ukraine as well as the Israel-Hamas conflict in the Middle East, could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, geopolitical stability may negatively impact businesses we may seek to acquire.

If we are unable to complete an initial business combination within the 18-month period (or 24-month period if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering), we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond 18 months (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering). Our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment must be approved by holders of at least two-thirds of our ordinary shares who, being entitled to do so, attend (in person or by proxy) and vote at a shareholder meeting of the company, or by way of a unanimous written member resolution. If we seek shareholder approval to extend the initial 18-month period (or 24-month period if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account, as described in greater detail in the IPO Prospectus.

If we have not completed our initial business combination within such 18-month period (or 24-month period if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of permitted withdrawals), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.05 per share, or less than $10.05 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors herein.

We may engage our underwriters or one of their respective affiliates from the initial public offering to provide additional services to us, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Such underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage our underwriters or one of their respective affiliates from the initial public offering to provide additional services to us, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation.

The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. The underwriters are under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19), and volatility in the debt and equity markets.

Our ability to find a potential target business and the business of any potential business with which we may consummate a business combination could be materially and adversely affected by events that are outside of our control. For example, the United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly other events outside of our control, including natural disasters, climate-related events pandemic or heal crises (such as the COVID-19 pandemic) may arise from time to time, any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chain), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may ultimately consummate a business combination and could be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable or at all.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United Stated and elsewhere may be leading to increased price volatility in publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Changes in the market for directors and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent years, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If we seek shareholder approval of our initial business combination, Sponsor HoldCo, our sponsor, initial shareholders directors, officers, advisors or any of their affiliates may elect to purchase shares or public warrants from public shareholders, which may increase the likelihood of closing our initial business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, Sponsor HoldCo, our sponsor, directors, officers, advisors or any of their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that Sponsor HoldCo, our sponsor, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 under the Exchange Act would apply to purchases by Sponsor HoldCo, our sponsor, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), Sponsor HoldCo, our sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, Sponsor HoldCo, our sponsor, directors, officers, advisors or any of their affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

The purpose of such transactions could be to (i) vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination, (ii) reduce the number of public warrants outstanding or vote such public warrants on any matters submitted to the public warrant holders for approval in connection with our initial business combination, or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent such securities are purchased, such public securities will not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Additionally, in the event Sponsor HoldCo, our sponsor, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act.

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our sponsor is a Cayman Islands limited liability company, which has the following four members: our Chief Executive Officer, Adam Gishen, our Chief Financial Officer, Min Lee, Richard Nespola, Jr. and Joseph Wagman. Messrs. Lee and Nespola are U.S. citizens, and Messrs. Gishen and Wagman are British citizens. Investment and voting decisions of the sponsor are made by a board of managers, which is currently comprised of the four members. Each manager has one vote on all matters submitted to the board of managers and with respect to any matter before the board of managers, the act of a majority of the managers present shall be the act of the board of managers. With respect to any action taken by the board of manages without a meeting, such action requires the written consent of all the managers. Neither Mr. Gishen nor Mr. Wagman individually or collectively control our sponsor.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our warrants will be worthless.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination within the required time period. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources or more local industry knowledge in comparison to us, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our initial public offering and the sale of the private placement units and restricted Class A shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may only be approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors herein.

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested to consummate a business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 18 months following the closing of our initial public offering (or 24 months following the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or during any Extension Period, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 18 months following the closing of our initial public offering (or 24 months following the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or during any Extension Period, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account, will be sufficient to allow us to operate for at least the 18 months following the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or during any Extension Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may only be approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors herein.

If the net proceeds from our initial public offering and the sale of the private placement units and restricted Class A shares not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we may depend on additional capital from Sponsor HoldCo, our sponsor, members of our management team, any of their affiliates, or third parties to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement units and restricted Class A shares, only approximately $1,479,471 was available to us initially outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we could seek additional capital through loans or additional investments from Sponsor HoldCo, our sponsor, members of our management team, any of their affiliates, or other third parties, to operate or may be forced to liquidate. Neither Sponsor HoldCo, our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only an estimated $10.05 per share, or less in certain circumstances, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present in connection with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.05 per share.

The proceeds held in the trust account will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering)) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account. For more information about the risk of the company being considered to be operating as an unregistered investment company, see “— If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.” While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in the recent past. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of permitted withdrawals (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.05 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a liquidator or bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account will be held in banks or other financial institutions and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering)) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account. For more information about the risk of the company being considered to be operating as an unregistered investment company, see “— If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.” Our cash held in non-interest bearing and interest-bearing accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may have to register as an investment company under the Investment Company Act. Our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs. The SEC’s adopted rules do not provide a safe harbor for SPACs from the definition of “investment company” under the Investment Company Act. Instead, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including as a result of its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

In addition, if we are deemed to be an investment company under the Investment Company Act, we may have to change or wind down our operations. In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering)) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account.

Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our amended and restated memorandum and articles of association prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the trust account were invested in the assets discussed above, there is a risk that we could be deemed an investment company and subject to the Investment Company Act based on the length of time such funds are invested in such assets.

We are aware of litigation against certain special purpose acquisition companies asserting that notwithstanding the foregoing, those special purpose acquisition companies should be considered investment companies. We cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be an unregistered investment company and subject to compliance with and regulation under the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds, may require us to otherwise change our operations and may hinder our ability to complete an initial business combination or may result in our liquidation and the winding up of our operations. If we are unable to complete our initial business combination and are required to liquidate, our public shareholders would lose their opportunity to invest in a target business or businesses through our initial business combination, including any price appreciation of the combined company’s securities following such initial business combination, and may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may only be approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account as well as our warrants will expire worthless.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, as holders of our Class A ordinary shares, our public shareholders will not have any say in the management of our company prior to the consummation of an initial business combination.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geography. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may only be approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (FINRA) or from a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may only be approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information.

Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value, unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one business combination with the proceeds of our initial public offering and the sale of the private placement units and restricted Class A shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The gross proceeds from our initial public offering and the sale of the private placement units and restricted Class A shares provided us with $181,631,250 that we may use to complete our initial business combination (which includes $7,000,000 of deferred underwriting commissions being held in the trust account, and excludes offering expenses of $528,226).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that our amended and restated memorandum and articles of association provide that we will only consummate an initial business combination if our net tangible assets will be at least $5,000,001 following redemptions immediately prior to or upon consummation of our initial business combination, after payment of deferred underwriting commissions, or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Subject to any requirement in our initial business combination agreement for a closing condition that we have a minimum net worth or a certain amount of cash, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to Sponsor HoldCo, our sponsor, directors, officers, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (i) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares who, being entitled to do so, attend (in person or by proxy) and vote on the matter at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (ii) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provides that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e. the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of holders of our ordinary shares who, being eligible, attend (in person or by proxy) and vote at a general meeting of the company), or by a unanimous written resolution of all of our shareholders. In a vote to transfer the Company by way of continuation out of the Cayman Islands to another jurisdiction (including, but not limited to, the approval of the organizational documents of the Company in such other jurisdiction), which requires a special resolution, holders of our Class B ordinary shares will have ten votes for every Class B ordinary share and holders of our Class A ordinary shares will have one vote for every Class A ordinary share and, as a result, our sponsor will be able to approve any such proposal without the vote of any other shareholder. The warrant agreement provides that (a) the terms of the public warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the public warrants and the warrant agreement set forth in this Annual Report, or defective provision, (ii) removing or reducing the Company’s ability to redeem the public warrants and, if applicable, a corresponding amendment to the Company’s ability to redeem the private placement warrants underlying the private placement units or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the public warrants under the warrant agreement in any material respect, (b) the terms of the warrants may be amended with the vote or written consent of at least 50% of the then outstanding public warrants and the private placement warrants underlying the private placement units, voting together as a single class, to allow for the warrants to be, or continue to be, as applicable, classified as equity in our financial statements and (c) all other modifications or amendments to our warrant agreement with respect to (i) the public warrants require the vote or written consent of holders of at least 50% of the then outstanding public warrants, and (ii) the private placement warrants underlying the private placement units require the vote or written consent of holders of at least 50% of the then outstanding private placement warrants underlying the private placement units. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through the registration statement filed in connection with our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of private placement units and restricted Class A shares into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who, being entitled to do so, attend (in person or by proxy) and vote on the matter at a general meeting of the company, or by way of unanimous written member resolution, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of holders of our ordinary shares who, being eligible, attend (in person or by proxy) and vote at a general meeting of the company). Our initial shareholders may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the concurrent sale of the private placement units and restricted Class A shares will be sufficient to allow us to complete our initial business combination, because we have not yet selected any target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the concurrent sale of the private placement units and restricted Class A shares prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may only be approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may structure our business combination in a manner that requires shareholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares or warrants received. In addition, shareholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for so long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

After our initial business combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Risks Relating to Our Securities

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions). The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. In the event that a shareholder fails to comply with these or any other procedures disclosed in the tender or proxy materials, as applicable, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we have not completed an initial business combination within 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or during any Extension Period, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. In general, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier such as the Nasdaq Capital Market which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5.0 million, and we would be required to have a minimum of 400 round lot holders of our unrestricted securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities with the potential for higher volatility than more liquid securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and public warrants are listed on Nasdaq, our units, Class A ordinary shares and public warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include three-year director terms and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

An investment in us may result in uncertain U.S. federal income tax consequences.

An investment in us may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary share and the one-half of one redeemable public warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of the warrants is unclear under current law, and the adjustment to the exercise price and/or redemption price of the warrants could give rise to a dividend income to investors without a corresponding payment of cash. Finally, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a U.S. Holder’s (as defined in the section of the IPO Prospectus captioned “Income Tax Considerations — U.S. Federal Income Tax Considerations — U.S. Holders”) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. See the section of the IPO Prospectus titled “Income Tax Considerations — U.S. Federal Income Tax Considerations” for a summary of the material U.S. federal income tax considerations of an investment in our securities. Prospective investors are urged to consult their own tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you may lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the initial public offering without our prior written consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Our independent registered accounting firm and the underwriters will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. Our independent registered accounting firm and the underwriters will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.05 per public share initially held in the trust account, due to claims of such creditors.

Sponsor HoldCo has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn for permitted withdrawals, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Sponsor HoldCo will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether Sponsor HoldCo has sufficient funds to satisfy their respective indemnity obligations and believe that Sponsor HoldCo’s only assets are securities of our company. Sponsor HoldCo may not have sufficient funds available to satisfy those obligations. We have not asked Sponsor HoldCo to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.05 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of Sponsor HoldCo, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.05 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn for permitted withdrawals, and Sponsor HoldCo asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Sponsor HoldCo to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Sponsor HoldCo to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.05 per share.

If we have not completed our initial business combination within 18 months of the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or during any Extension Period, our public shareholders may be forced to wait beyond such 18 months (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or any such Extension Period before redemption from our trust account.

If we have not completed our initial business combination within 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or during any Extension Period, we will distribute the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of permitted withdrawals), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected as required by our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 18 months (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or any Extension Period before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

If we are unable to complete an initial business combination within the 18-month period (or 24-month period if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering), we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond 18 months (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering). Our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment must be approved by holders of at least two-thirds of our ordinary shares who, being entitled to do so, attend (in person or by proxy) and vote on the matter at a shareholder meeting of the company, or by way of a unanimous written member resolution. If we seek shareholder approval to extend the initial 18-month period (or 24-month period if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account, as described in greater detail in the IPO Prospectus.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of up to approximately $18,300 and to imprisonment for five years in the Cayman Islands.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. In no event will we be required to net cash settle any public warrant, or issue securities or other compensation in exchange for the public warrants in the event that we are unable to register or qualify the shares underlying the public warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the public warrants is not so registered or qualified or exempt from registration or qualification, the holder of such public warrant shall not be entitled to exercise such public warrant and such public warrant may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

However, we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating thereto until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the public warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their public warrants on a cashless basis. However, no public warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their public warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Additionally, if, at the time that a public warrant is exercised, our Class A ordinary shares are not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In the event of a cashless exercise pursuant to the preceding paragraph, the number of Class A ordinary shares that you will receive upon cashless exercise of a public warrant will be based on the formula described in “Description of Securities — Redeemable Warrants — Public Shareholders’ Warrants,” which is filed hereto as Exhibit 4.5.

There may be a circumstance where an exemption from registration exists for holders of our private placement units to exercise the private placement warrants underlying their private placement units while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial public offering. In such an instance, Sponsor HoldCo, CCM and Seaport and their respective permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their private placement warrants, while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the public warrants even if the holders are otherwise unable to exercise their warrants.

The grant of registration rights to our sponsor, initial shareholders, CCM, Seaport and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into in connection with the closing of our initial public offering, at or after the time of our initial business combination, our sponsor, initial shareholders, CCM, Seaport and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to our Class A ordinary shares. In addition, our sponsor, Sponsor HoldCo, CCM, Seaport and their respective permitted transferees can demand that we register the resale of the Class A ordinary shares underlying the private placement units, the private placement warrants underlying private placement units, the Class A ordinary shares underlying such private placement warrants, and the restricted Class A shares, as applicable, and holders of private placement units that may be issued upon conversion of working capital loans may demand that we register the resale the Class A ordinary shares underlying such private placement units, the private placement warrants underlying such private placement units and the Class A ordinary shares underlying such private placement warrants.

We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, holders of our private placement units or holders of our private placement units issued in connection with working capital loans are registered for resale.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, $0.0001 par value per share, 20,000,000 Class B ordinary shares, $0.0001 par value per share, and 1,000,000 undesignated preference shares, $0.0001 par value per share. As of the date of this Annual Report, there are 172,430,313 and 14,166,667 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account 325,000 restricted Class A shares (which would vest only upon the consummation of the initial business combination) and shares reserved for issuance upon exercise of outstanding warrants, but does not take into account the shares reserved for issuance upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of the date of this Annual Report, there are preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares on any initial business combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, ordinary shares and/or public warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Holders of our founder shares will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

As of the date of this Annual Report, our initial shareholders beneficially own at least 25% of our issued and outstanding ordinary shares. In addition, prior to our initial business combination, holders of the founder shares have the right to vote to appoint all of our directors and may remove members of the board of directors for any reason. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of holders of our ordinary shares who, being eligible, attend (in person or by proxy) and vote at a general meeting of the company. As a result, you will not have any influence over the appointment of directors prior to our initial business combination.

Neither our initial shareholders nor, to our knowledge, any of our directors or officers, have any current intention to purchase additional securities, other than as may be disclosed by the Company. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. To the extent our initial shareholders purchased any Class A ordinary shares in our initial public offering or in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions.

In addition, our board of directors, whose members were appointed by Sponsor HoldCo, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our sponsor, because of their ownership position and control of Sponsor HoldCo, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination.

Accordingly, holders of our founder shares will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants.

Our public warrants are issued in registered form under a warrant agreement between Odyssey Transfer and Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the public warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the public warrants and the warrant agreement set forth in the IPO Prospectus, or defective provision, (ii) removing or reducing the Company’s ability to redeem the public warrants and, if applicable, a corresponding amendment to the Company’s ability to redeem the private placement warrants underlying the private placement units or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the public warrants under the warrant agreement in any material respect, (b) the terms of the warrants may be amended with the vote or written consent of at least 50% of the then outstanding public warrants and private placement warrants underlying the private placement units, voting together as a single class, to allow for the warrants to be or continue to be, as applicable, classified as equity in our financial statements and (c) all other modifications or amendments to our warrant agreement with respect to (i) the public warrants require the vote or written consent of holders of at least 50% of the then outstanding public warrants and (ii) the private placement warrants underlying the private placement units require the vote or written consent of holders of at least 50% of the then outstanding private placement units. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York or the United States District Court for the Southern District of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Unlike some other similarly structured blank check companies, our initial shareholders beneficially own at least 25% of our issued and outstanding ordinary shares.

Our initial shareholders beneficially own at least 25% of our issued and outstanding ordinary shares (not including (i) any Class A ordinary shares, subject to vesting and any other restrictions, issued or deemed issued to Sponsor HoldCo (or its members or affiliates), (ii) the Class A ordinary shares underlying the private placement warrants and (iii) any Class A ordinary shares issued to our sponsor (or its members or affiliates) upon conversion of working capital loans). This is different from some other similarly situated blank check companies in which the initial shareholders are only issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We may redeem your unexpired public warrants prior to their exercise at a time that is disadvantageous to you, thereby making your public warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per public warrant if, among other things, the last reported sale price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted to the number of shares issuable upon exercise or the exercise price of a public warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. We will not redeem the warrants unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period or we have elected to require the exercise of the warrants on a cashless basis. As a result, we may redeem the public warrants even if the holders are otherwise unable to exercise the public warrants. Redemption of the issued and outstanding public warrants could force you to: (i) exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants; or (iii) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your public warrants.

Our management’s ability to require holders of our public warrants to exercise such public warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the public warrants than they would have received had they been able to exercise their public warrants for cash.

If we call our public warrants for redemption after the applicable redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise its public warrants (including any public warrants held by Sponsor HoldCo, our sponsor, officers, directors or their permitted transferees) to do so on a cashless basis. If our management chooses to require holders to exercise their public warrants on a cashless basis in accordance with the provisions of the warrant agreement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised their public warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in us.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued public warrants to purchase 8,750,000 Class A ordinary shares, at a price of $11.50 per whole share, as part of the units offered in our initial public offering and also issued in private placements an aggregate of 663,125 private placement units, each private placement warrant thereunder exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Our initial shareholders currently hold 5,833,333 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis at the time of our initial business combination, or earlier at the option of the holder, subject to adjustment as set forth herein. In addition, if either of Sponsor HoldCo, our sponsor, any of their respective affiliates or certain of our directors and officers make any working capital loans, up to $2,000,000 of such loans for each such person may be converted into Class A ordinary shares or units upon the consummation of our initial business combination at the price of $10.00 per Class A ordinary share or unit, as applicable, at the option of the lender. Such Class A ordinary shares would be identical to the private placement shares, and such units would be identical to the private placement units. To the extent we issue Class A ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants underlying the private placement units are identical to the public warrants sold as part of the units in the initial public offering except that: (i) they are not redeemable by us; (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 180 days after the completion of our initial business combination; (iii) they may be exercised by the holders on a cashless basis and (iv) they (including the Class A ordinary shares issuable upon exercise of these warrants) are entitled to registration rights. With respect to any private placement units held by CCM, Seaport and/or their designees, such private placement units are subject to the lock-up and registration rights limitations imposed by FINRA Rule 5110 and the private placement warrants underlying such private placement units are not exercisable more than five (5) years from the commencement of sales in our initial public offering in accordance with FINRA Rule 5110(g)(8). Notwithstanding the foregoing, CCM or Seaport may not exercise their demand and “piggy-back” registration rights after five (5) and seven (7) years after the commencement of sales of our initial public offering and may not exercise their demand rights on more than one occasion.

Because each unit contains one-half of one redeemable public warrant and only a whole public warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable public warrant. Pursuant to the warrant agreement, no fractional public warrants will be issued upon separation of the units, and only whole public warrants will trade. This is different from other offerings similar to ours whose units include one ordinary share and one whole public warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the public warrants upon completion of a business combination since the public warrants will be exercisable in the aggregate for a third of the number of shares compared to units that each contain a whole public warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a public warrant to purchase one whole share.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time, upon exercise of the warrants in such situations. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within fifteen business days of the closing of an initial business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

●	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price (as defined in the warrant agreement) of less than $9.20 per ordinary share;

●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions); and

●	the Market Value (as defined in the warrant agreement) is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and, in the case of the public warrants only, the $18.00 per share redemption trigger prices described in “Description of Securities — Redeemable Warrants — Public Shareholders’ Warrants — Redemption of Public Warrants,” which is filed as Exhibit 4.5 to this Annual Report, will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Risks Relating to Sponsor HoldCo, our Sponsor and Management Team

Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Our officers are engaged in several other business endeavors for which they may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Certain of our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. Because the other entities to which our directors and officers owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, Adam Gishen, our Chief Executive Officer and a director, Min Lee, our Chief Financial Officer, and Robert Rackind, our Executive Chairman. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Sponsor HoldCo, our sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. Sponsor HoldCo, our sponsor and directors and officers are also not prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our initial business combination.

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In addition, Sponsor HoldCo, our sponsor and our directors and officers may sponsor or form other special purpose acquisition companies with acquisition objectives that are similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. Because the other entities to which our directors and officers owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with either of Sponsor HoldCo, our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. Because the other entities to which our directors and officers owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

In particular, affiliates of our sponsor have invested in a diverse set of industries. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

In addition, members of our management team and our board of directors directly or indirectly own founder shares and/or private placement units, as set forth in Part II, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with Sponsor HoldCo, our sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with Sponsor HoldCo, our sponsor, directors or officers. Certain of our directors and officers also serve as officers and board members for other entities., including, without limitation, those described herein, Such entities may compete with us for business combination opportunities. Sponsor HoldCo, our sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in the IPO Prospectus and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or valuation or appraisal firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with Sponsor HoldCo, our sponsor, directors, or officers, non-managing HoldCo investors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Our letter agreement with Sponsor HoldCo, our sponsor, directors and officers may be amended without shareholder approval.

Our letter agreement with Sponsor HoldCo, our sponsor, directors and officers contains provisions relating to transfer restrictions of our founder shares, private placement units and restricted Class A shares, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 180 days following the date of the IPO Prospectus will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Since Sponsor HoldCo, our sponsor, officers and directors and any other holder of our founder shares, including any non-managing HoldCo investors, CCM and Seaport will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire in connection with or subsequent to our initial public offering), because Sponsor HoldCo, our sponsor, officers and directors and any other holder of our founder shares, including any non-managing HoldCo investors, directly or indirectly may profit substantially from a business combination as a result of their ownership of founder shares even under circumstances where our public shareholders would experience losses in connection with their investment, and because Sponsor Holdco will be issued restricted Class A shares (which would vest only upon the consummation of our initial business combination) at no additional cost (i.e., as a “sweetener”), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination, including in connection with the shareholder vote in respect thereto.

On July 12, 2024, Sponsor HoldCo paid $25,000, or approximately $0.0037 per share, to cover certain of our offering and formation costs in exchange for an aggregate of 6,708,333 founder shares. Prior to this initial investment in us by the Sponsor HoldCo, we had no assets, tangible or intangible. On August 6, 2024, Sponsor HoldCo transferred 30,000 founder shares to each of our independent directors and 130,000 founder shares to our Executive Chairman (an aggregate of 220,000 founder shares), in each case at their original purchase price. Our sponsor holds founder shares through Sponsor HoldCo, which purchased our private placement units and restricted Class A shares. Sponsor HoldCo issued membership interests at a nominal purchase price to the non-managing HoldCo investors reflecting interests in an aggregate of 5,593,333 founder shares held by Sponsor HoldCo. Sponsor HoldCo has agreed to reserve 20,000 founder shares to sell and transfer to a senior advisor of the Company, following the consummation of an initial business combination, in consideration for advisory services to be provided by such senior advisor to the Company in connection with the initial business combination; the aforementioned 5,593,333 founder shares excludes such reserved 20,000 founder shares.

Our initial shareholders and their permitted transferees collectively beneficially own at least 25% of our issued and outstanding shares.

Our sponsor purchased an aggregate of 440,000 private placement units at a price of $10.00 per unit ($4,400,000 in the aggregate) in a private placement, which was comprised of (i) a direct purchase by our sponsor of 17,500 private placement units at a price of $10.00 per unit ($175,000 in the aggregate), and (ii) a purchase through Sponsor HoldCo for (a) an aggregate of 260,000 private placement units at a price of $10.00 per unit and (b) 162,500 private placement units and 325,000 restricted Class A shares at a combined price of $10.00 per private placement security ($4,225,000 in the aggregate), reflecting the issuance of restricted Class A shares at no additional price. CCM purchased an aggregate of 178,500 private placement units at a price of $10.00 per unit ($1,785,000 in the aggregate) in a private placement that closed simultaneously with the closing of our initial public offering. Additionally, Seaport purchased an aggregate of 44,625 private placement units at a price of $10.00 per unit ($446,250 in the aggregate) in a private placement that closed simultaneously with the closing of our initial public offering. Sponsor HoldCo issued membership interests at a nominal purchase price to the non-managing HoldCo investors reflecting interests in an aggregate of 5,593,333 founder shares and 325,000 restricted Class A shares, as applicable, held by Sponsor HoldCo. Sponsor HoldCo has agreed to reserve 20,000 founder shares to transfer and sell to a senior advisor of the Company, following the consummation of an initial business combination, in consideration for advisory services to be provided by such senior advisor of the Company in connection with the initial business combination; the aforementioned 5,593,333 founder shares excludes such reserved 20,000 founder shares.

Each private placement unit consists of one Class A ordinary share and one-half of one private placement warrant. Each whole private placement warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein, and only whole warrants are exercisable. If we do not complete our initial business combination within 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or during any Extension Period, the proceeds of the sale of the private placement units and restricted Class A shares held in the trust account will be used to fund the redemption of our public shares, and the private placement units will expire worthless.

Given the differential in the purchase price paid for the founder shares as compared to the initial public offering price of the public shares and the substantial number of Class A ordinary shares that holders of our founder shares would receive upon conversion of the founder shares upon a business combination, the founder shares may have significant value after the business combination even if our Class A ordinary shares trade below the initial public offering price and holders of our public shares have a substantial loss on their investment. Our sponsor and initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from either of Sponsor HoldCo, our sponsor, any of their respective affiliates or certain of our directors and officers. The non-managing HoldCo investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase in the initial public offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing HoldCo investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase as the rights afforded to our other public shareholders. If the non-managing HoldCo investors hold a substantial number of our units and restricted Class A shares, then the non-managing HoldCo investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares and the restricted Class A shares as further discussed in the IPO Prospectus. The non-managing HoldCo investors will share in any appreciation of the founder shares and the vesting of restricted Class A shares through their membership interests in Sponsor HoldCo if we successfully complete a business combination. Accordingly, non-managing HoldCo investors’ interests in the founder shares and restricted Class A shares owned by them indirectly through their membership interests in Sponsor HoldCo may provide them with an incentive to vote any public shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders.

The personal and financial interests of Sponsor HoldCo, our sponsor, directors and officers and any holders of our founder shares, our private placement units, or our restricted Class A shares may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the holders of our founder shares, including any non-managing HoldCo investors, and our officers and directors, on the one hand, and our public shareholders, on the other. These risks may become more acute as the deadline to complete our initial business combination nears. In particular, because the founder shares were purchased at a purchase price of approximately $0.0037 per share, the holders of our founder shares (including any non-managing HoldCo investors and certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 founder shares would have paid approximately $3.70 to purchase such shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 Class A ordinary shares, and would receive the same consideration in connection with our initial business combination as a public shareholder for the same number of Class A ordinary shares. If the trading price of our Class A ordinary shares on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per Class A ordinary share, such holder of our founder shares would obtain a profit of approximately $4,996.30 on account of the 1,000 founder shares that the holder had converted into Class A ordinary shares in connection with the initial business combination. By contrast, a public shareholder holding 1,000 Class A ordinary shares acquired in the initial public offering would lose approximately $5,000 in connection with the same transaction.

Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Additionally, we are not prohibited from pursuing an initial business combination with a company that is affiliated with either of Sponsor HoldCo, our sponsor, our directors or officers, or non-managing HoldCo investors, or making the acquisition through a joint venture or other form of shared ownership with either of Sponsor HoldCo, our sponsor, our directors or officers, or non-managing HoldCo investors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

On October 14, 2024, a member of our sponsor (the “Borrower”), issued a promissory note in the principal amount of up to £200,000 (the “Note”) to Robert Rackind, our Executive Chairman. Pursuant to the Note, in the event that we liquidate and dissolve without having consummated an initial business combination, the Borrower shall have no obligation to repay the principal amount outstanding under the Note or any accrued interest. For further discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Part II, Item 13. Certain Relationships and Related Transactions, and Director Independence.”

The nominal purchase price paid by Sponsor HoldCo and certain of our independent directors for the founder shares and the vesting of the restricted Class A shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We offered our units at an offering price of $10.00 per unit in our initial public offering, and the amount in our trust account was anticipated to be $10.05 per public share, implying an initial value of $10.05 per public share. However, prior to the initial public offering, Sponsor HoldCo and certain of our independent directors paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.0037 per share. In addition, the restricted Class A shares to be held by Sponsor HoldCo would vest only upon the consummation of the initial business combination. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares and the restricted Class A shares vest.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Upon the closing of our initial public offering, our sponsor, certain of our independent directors, CCM and Seaport, and the non-managing HoldCo investors (if any) invested in us an aggregate of $6,656,250, comprised of the $25,000 purchase price for the founder shares and the $6,631,250 purchase price for the private placement units and restricted Class A shares, as applicable. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 5,613,333 founder shares would have an aggregate value of $56,133,330. Even if the trading price of our ordinary shares was as low as approximately $1.00 per share, and the private placement units and restricted Class A shares, as applicable, were worthless, the value of the founder shares would be equal to our sponsor’s, non-managing HoldCo investors’ (if any) and directors’ initial investment in us. As a result, our sponsor, the non-managing HoldCo investors (if any) and certain of our independent directors are likely to be able to recoup their investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor or Sponsor HoldCo, as applicable, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. In addition, our non-managing HoldCo investors (if any) may have different interests than other public shareholders due to their additional upfront investment in the company and their membership interests in Sponsor HoldCo. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

We may approve an amendment or waiver of the letter agreement that would allow our sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement units in a transaction in which the sponsor removes itself as our sponsor before identifying a business combination, which may deprive us of key personnel.

While there is no current intention to do so, and the members of our management team and sponsor have not done so with any previously formed special purpose acquisition companies, we may approve an amendment or waiver of the letter agreement that would allow the sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement units in a transaction in which the sponsor removes itself as our sponsor before identifying a business combination. As a result, there is a risk that our sponsor and our officers and directors may divest their ownership or economic interests in us or in our sponsor, which would likely result in our loss of certain key personnel, including Adam Gishen, Min Lee, Richard Nespola, Jr. and Joseph Wagman. There can be no assurance that any replacement sponsor or key personnel will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

Our initial business combination will require approval of a majority of our board of directors and a majority of our independent directors.

Pursuant to our amended and restated memorandum and articles of association and under Nasdaq rules, our initial business combination will require the approval of a majority of our board of directors and a majority of our independent directors. Unless we receive the requisite board member approvals, we will not be able to enter into a definitive merger or similar agreement relating to our initial business combination.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination and such reincorporation or transfer by way of continuation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our business combination or otherwise and, to the extent applicable, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which holders of Class B ordinary shares will be entitled to ten votes for every Class B ordinary share of which such person is the holder and a holder of Class A ordinary shares will be entitled to one vote for every Class A ordinary share of which such person is the holder), transfer by way of continuation and reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. Such transaction may result in tax liability for a shareholder or warrant holder in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial business combination, such tax liability may attach prior to the consummation of redemptions of any of our public shares properly submitted to us for redemption in connection with such business combination. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes.

Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation or continuation.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may, subject to applicable law and the requisite shareholder approval by special resolution under the Companies Act (with respect to which holders of Class B ordinary shares will be entitled to ten votes for every Class B ordinary share of which such person is the holder and a holder of Class A ordinary shares will be entitled to one vote for every Class A ordinary share of which such person is the holder) relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in certain of our target regions may fluctuate and may be affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Risks Relating to Our Status as a Foreign Entity

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

We have been advised by Conyers Dill & Pearman LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner.

Mail addressed to the company and received at its registered office will be forwarded unopened to the forwarding address supplied by company to be dealt with. None of the company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.

General Risk Factors

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an exempted company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We have a working capital deficiency and a weak cash position.

As of December 31, 2024, we had $1,447,921 in cash and a working capital deficiency of $1,419,359. Further, we expect to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, increase the risk that our independent registered public accounting firm could raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the company.

Information regarding performance by our management team and their affiliates is presented for informational purposes only. Past performance by our management team and their affiliates is not a guarantee that (1) we will be able to identify a suitable candidate for our initial business combination or (2) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team or their affiliates or any related investment’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement units and restricted Class A shares are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets of at least $5,000,001 and timely filed a Current Report on Form 8-K, including an audited balance sheet of the company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and SPAC initial business combinations; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC transaction registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including as a result of its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. Compliance with such rules and related guidance may increase the costs and the time needed to negotiate and complete an initial business combination, may constrain the circumstances under which we could complete an initial business combination or otherwise impair our ability to complete a business combination.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are treated as a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the IPO Prospectus captioned “Income Tax Considerations — U.S. Federal Income Tax Considerations — U.S. Holders”) of our ordinary shares or warrants (regardless of whether we remain a PFIC for subsequent taxable years), the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend upon, among others, the status of an acquired company pursuant to a business combination, the amount of our passive income and assets in the year of the business combination, the amount of passive income and assets of the acquired business and whether we qualify for the PFIC start-up exception (see the section of the IPO Prospectus captioned “Income Tax Considerations — U.S. Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Rules”). Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. For a more detailed explanation of the tax consequences of PFIC classification and certain elections that may be available to U.S. Holders, see the section of the IPO Prospectus captioned “Income Tax Considerations — U.S. Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Rules.”

The 1% U.S. federal excise tax on stock buybacks could be imposed on redemptions of our stock if we were to become a “covered corporation” in the future.

The IRA provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022 (the “stock buyback tax”), subject to certain exceptions. If applicable, the amount of the stock buyback tax is generally 1% of the aggregate fair market value of any stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. The former Biden administration proposed increasing the stock buyback tax rate from 1% to 4%; however, it is unclear whether such a change will be enacted and, if enacted, how soon it could take effect. In addition, the U.S. Treasury Department and IRS have released preliminary guidance and proposed regulations on the stock buyback tax that would potentially cause a non-U.S. corporation’s U.S. subsidiaries to be subject to the stock buyback tax with respect to any share repurchases made by the non-U.S. corporation under certain circumstances.

As an entity incorporated as a Cayman Islands exempted company, the stock buyback tax is currently not expected to apply to redemptions of our Class A ordinary shares (absent any regulations or other additional guidance that may be issued in the future). However, in connection with an initial business combination involving a company organized under the laws of the United States (or any subdivision thereof), it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on Nasdaq, in such a case we could be subject to the stock buyback tax with respect to any subsequent redemptions (including redemptions in connection with the initial business combination) that are treated as repurchases for this purpose. In all cases, whether and to what extent we would be subject to the stock buyback tax will depend on a number of factors, including (i) the structure of the initial business combination, including the extent to which the initial business combination involves a U.S. corporation and the extent to which we issue shares in the initial business combination or otherwise during the same taxable year that are eligible to offset any redemptions or other repurchases, (ii) the fair market value of the shares redeemed and (iii) the extent such redemptions could be treated as dividends and not as repurchases. The applicability of the stock buyback tax to us could be further affected by the content of any final regulations, clarifications or other additional guidance from the U.S. Treasury Department that may be issued and applicable to the redemptions.

Any stock buyback tax that becomes payable as a result of any redemptions of our Class A ordinary shares (or other shares into which such Class A ordinary shares may be converted) in connection with our initial business combination or otherwise would be payable by us and not by the redeeming holder. To the extent such taxes are applicable, the amount of cash available to pay redemptions or to transfer to the target business in connection with our initial business combination may be reduced, which could result in our inability to meet conditions in the agreement relating to our initial business combination related to a minimum cash requirement, if any, or otherwise result in the shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of such stock buyback tax.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Since only holders of our founder shares will have the right to vote on the appointment of directors, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares will have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the Nasdaq;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	a majority of the independent directors recommend director nominees for selection by the board of directors.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this Annual Report, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in “Item 1A. Risk Factors” of this Annual Report.

Item 2. Properties.

We currently maintain our executive offices at 14 Wall Street, 20th Floor, New York, NY 10005, United States of America. We consider our current office space adequate for our current operations. Our registered office is located at the offices of Conyers Trust Company (Cayman) Limited, Cricket Square, Hutchins Drive, PO Box 2681, Grand Cayman, KY1-1111, Cayman Islands.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A ordinary shares and public warrants are listed on The Nasdaq Global Market under the symbols “FACTU”, “FACT”, and “FACTW”, respectively.

Holders

Although there are a larger number of beneficial owners, at March 25, 2025, there was one holder of record of our units sold in our initial public offering, one holder of record of our public shares, one holder of record of our public warrants, five holders of record of our founder shares, and four holders of record of our private placement units.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time, subject always to applicable Cayman Islands law. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future, except if we increase or decrease the size of our initial public offering, in which case we will effect a capitalization or other appropriate mechanism immediately prior to the consummation of our initial public offering in such amount as to maintain the number of founder shares at 25% of our issued and outstanding ordinary shares upon the consummation of our initial public offering (not including (i) any Class A ordinary shares, subject to vesting and any other restrictions, issued or deemed issued to Sponsor HoldCo (or its members or affiliates) in connection with the consummation of our initial public offering, (ii) the Class A ordinary shares underlying the private placement warrants and (iii) any Class A ordinary shares issued to our sponsor (or its members or affiliates) upon conversion of working capital loans). Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

Simultaneously with the consummation of our initial public offering, the Company consummated the private placement of an aggregate of 500,625 private placement units at a price of $10.00 per private placement unit and 162,500 private placement securities at a price of $10.00 per private placement security, generating gross proceeds of $6,631,250, as follows: (A) 17,500 private placement units ($175,000 in the aggregate) with our sponsor, (B) (i) 260,000 private placement units and (ii) 162,500 private placement units and 325,000 restricted Class A shares ($4,225,000 in the aggregate) with Sponsor HoldCo, (C) 178,500 private placement units ($1,785,000 in the aggregate) with CCM, and (D) 44,625 private placement units with Seaport ($446,250 in the aggregate) (collectively, the “Private Placement”). The private placement units, which were purchased by our sponsor, Sponsor HoldCo, CCM and Seaport, are identical to the units sold in our initial public offering, except that, they (including the underlying securities) are (i) subject to certain limited exceptions, will be subject to transfer restrictions until 180 days following the consummation of our initial business combination and (ii) will be entitled to registration rights. The private placement securities, which were purchased by Sponsor HoldCo, are identical to the private placement units except that they include restricted Class A shares and will be subject to transfer restrictions until 90 days following the consummation of our initial business combination.

Use of Proceeds

For a description of the use of the proceeds generated in our initial public offering, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.”

There has been no material change in the planned use of proceeds from such use as described in our prospectus filed with the SEC on November 26, 2024 pursuant to Rule 424b(4).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company incorporated on June 19, 2024 as a Cayman Islands exempted company, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of our initial public offering and the sale of the Private Placement Securities, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 19, 2024 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. Subsequent to our initial public offering, we generate non-operating income in the form of interest income on cash held in the trust account established in connection with our initial public offering (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from June 19, 2024 (inception) through December 31, 2024, we had net loss of $71,891, which consists of interest income on cash held in the Trust Account of $722,270 and change on overallotment liability of $285,738, offset by operating costs of $1,079,899.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the consummation of our initial public offering through receipt from our Sponsor of $25,000 for the sale of the founder shares.

We consummated our initial public offering of 17,500,000 units at $10.00 per unit, generating gross proceeds of $175,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 663,125 private placement units at a price of $10.00 per private placement unit, generating gross proceeds of $6,631,250, as follows: (A) 17,500 private placement units ($175,000 in the aggregate) with the Sponsor, (B) (i) 260,000 private placement units and (ii) 162,500 private placement units and 325,000 restricted Class A ordinary shares ($4,225,000 in the aggregate) with Sponsor HoldCo, (C) 178,500 private placement units ($1,785,000 in the aggregate) with CCM and (D) 44,625 private placement units with Seaport ($446,250 in the aggregate).

Following the closing of our initial public offering and the concurrent private placement, a total of $175,875,000 was placed in the Trust Account. We incurred $11,028,226 of transaction costs, consisting of $3,500,000 of cash underwriting fee, $7,000,000 of deferred underwriting fee, and $528,226 of other offering costs.

For the period from June 19, 2024 (inception) through December 31, 2024, cash used in operating activities was $305,103. Net loss of $71,891 was affected by interest earned cash held in the Trust Account of $722,270, change in fair value of overallotment liability of $285,738, and net change in operating assets and liabilities of $774,796.

As of December 31, 2024, we had cash held in the Trust Account of $176,597,270. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash of $1,447,921 in our operating bank account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, either of Sponsor HoldCo, the Sponsor, any of their respective affiliates or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of any such working capital loans for each such person may be convertible into a price of $10.00 per Class A ordinary share or unit, as applicable, at the option of such lender. Such Class A ordinary shares would be identical to the private placement shares, and such units would be identical to the private placement units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters had a 45-day option from the date of our initial public offering to purchase up to an additional 2,625,000 units to cover over-allotments, if any. The over-allotment option expired unexercised on January 10, 2025 and Sponsor HoldCo forfeited 875,000 founder shares upon expiration of the over-allotment option on January 10, 2025.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,500,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of (i) $0.40 per Unit sold in the offering of the Initial Public Offering, or $7,000,000 in the aggregate, payable based on the percentage of funds remaining in the trust account after redemptions of public shares, solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2024, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the annual period ended December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and officers are as follows:

Name	Age	Title
Robert Rackind	53	Executive Chairman and Director
Adam Gishen	50	Chief Executive Officer and Director
Min Lee	45	Chief Financial Officer
Nell Cady-Kruse	63	Director
James Rallo	59	Director
Hella Alashkar	42	Director

Robert Rackind, Executive Chairman

Robert Rackind is our Executive Chairman. Mr. Rackind is a global real estate investment, management, and development professional with over 30 years of top-down investment and finance experience, combined with bottom-up development and asset management expertise. He has managed and invested over €50 billion across various jurisdictions, including the UK, France, Switzerland, Germany, Spain, Italy, Luxembourg, the Nordics, Asia-Pacific, and North America. His expertise spans a wide range of asset classes, such as office, logistics, industrial, residential, care homes, student accommodation, build-to-rent, and hotels. Mr. Rackind recently served in Zurich as the Global Head of Real Estate at Credit Suisse Asset Management (CSAM) from June 2022 to November 2023, managing approximately CHF 43 billion in assets under management (AUM). His responsibilities included investments through direct, indirect, close-ended, open-ended, co-investment, joint ventures, and listed vehicles. Notably, Mr. Rackind identified and helped close the $830 million acquisition of the Diplomat Hotel and Convention Centre in Hollywood Beach, Florida. Prior to his tenure at CSAM, Mr. Rackind founded and grew the EQT AB Real Estate platform to €11.5 billion AUM from January 2015 to December 2021. This growth was achieved through a mix of organic close-ended pan-European funds and inorganic corporate M&A, including the $1.8 billion acquisition of Exeter Property Group, a leading North American logistics real estate investment management platform. Mr. Rackind’s career also includes senior roles at Wainbridge from December 2009 to December 2014 as founding partner, Cambridge Place Investment Management from April 2006 to August 2009, Meyer Bergman from November 2004 to March 2006, Hines from June 1999 to November 2004, HRO from July 1998 to June 1999, Baltic Plc from August 1996 to July 1998, and Weatherall Green & Smith from January 1994 to July 1996. He holds a B.Sc. (Hons) in Valuation & Estate Management from the University of the West of England, Bristol. Given Mr. Rackind’s extensive experience in investment and finance across various jurisdictions and wide range of assets as well as his executive management positions with global institutions, we believe Mr. Rackind will provide valuable advice as we consider potential merger candidates.

Adam Gishen, Chief Executive Officer

Adam Gishen is our Chief Executive Officer and a director. Mr. Gishen previously served as the Chief Executive Officer of Freedom Acquisition I Corp. from December 2020 to July 2023, prior to its business combination with Complete Solaria, Inc., a leading solar technology, services and installation company, and has since served as a director of Complete Solaria, Inc. (NASDAQ: CSLR). Mr. Gishen has over 20 years of experience in financial services. Mr. Gishen served in several senior roles at Credit Suisse from 2015 to 2020, including Head of Investor Relations, Corporate Communications, Marketing and Branding from 2019 to 2020 and Head of Investor Relations and Corporate Communications from 2017 to 2019. Prior to 2015, Mr. Gishen was a Partner at Ondra Partners, a financial advisory firm, and prior to that, a Managing Director at Nomura in London and Lehman Brothers from 1999 to 2008 where he specialized in Equity Capital Markets. He graduated from University of Leeds. Given his extensive experience in leadership positions and prior work with a special purpose acquisition company, we believe Mr. Gishen will provide valuable perspectives and advice as we consider potential merger candidates.

Min Lee, Chief Financial Officer

Min Lee is our Chief Financial Officer. Mr. Lee has approximately 20 years of financial experience and previously served as Senior Advisor of Freedom Acquisition I Corp. from 2021 to 2023. In 2019, Mr. Lee co-founded BFY Capital, a specialty private credit investment platform focused on consumer brands in the natural and organic food, beverage, beauty and pet industries. Prior to BFY, from 2016 to 2018, Mr. Lee was the CFO of Patch of Land, a Series A funded real estate marketplace lending and fintech start-up, where he led all capital markets, fundraising, finance, accounting and investor relations activities for the company. From 2008 to 2016, Mr. Lee was a director in Credit Suisse’s Investment Banking division in Los Angeles, where he advised gaming, lodging & leisure, financial sponsors and media entertainment clients. He has executed over 25 M&A, equity and leveraged finance transactions, totaling over $15 billion in transaction value. Prior to 2006, Mr. Lee worked at The Walt Disney Company (NYSE: DIS) as a Senior Analyst in the Corporate Treasury group for five years where he oversaw pension fund allocations for a $1 billion alternatives portfolio and managed the company’s foreign exchange risks. Mr. Lee holds an MBA from the New York University Stern School of Business and a B.A. from the University of California, Los Angeles.

Nell Cady-Kruse, Director

Nell Cady-Kruse serves on our board of directors. Since March 2025, Ms. Cady-Kruse has served as a member of the Board Risk Committee of the Public Investment Fund of Saudi Arabia (PIF). Since April 2022, Ms. Cady-Kruse has served as an independent director for Varagon Capital Corp., a BDC, and has chaired the governance committee. Since 2020, she has also served on the Senior Advisory Board for No One Left Behind, a charitable organization focusing on supporting former interpreters and U.S. government employees eligible for the Iraqi and Afghan Special Immigrant Visa. From May 2022 to July 2023, Ms. Cady-Kruse served as an independent director on the board of Freedom Acquisition I Corp. She also served on the board and chaired the board risk committees for Barclays US from September 2017 to December 2023 and Barclays Bank Delaware from September 2016 to December 2023. Prior to board service, Ms. Cady-Kruse was a senior global executive at Standard Chartered Bank, as global Chief Risk Officer, Wholesale Banking, retiring in 2014. Over her career, Ms. Cady-Kruse specialized in leveraged finance, corporate credit and structured finance, portfolio management, private equity, and risk management & strategy, and worked at Bankers Trust (August 1985 to December 2000), Credit Suisse (February 2022 to December 2010), and Standard Chartered Bank (January 2011 to August 2014), in the U.S., Europe and Asia. Ms. Cady-Kruse is a CFA Charterholder and holds a CIPM (Certificate in Investment Performance Measurement). She is a Leadership Fellow of the National Association of Corporate Directors and holds a Certificate in Cybersecurity Oversight from Carnegie Mellon Software Engineering Institute. Ms. Cady-Kruse has served on numerous boards, including Futurebank, Bankers Trust of California, the Risk Management Institute of the National University of Singapore and Young Enterprise London. Ms. Cady-Kruse holds a B.Sc. with Honors in Agricultural Economics from Cornell University and an MBA from Cornell University. Given her extensive experience in finance and her numerous directorships across various entities, we believe Ms. Cady-Kruse will provide valuable perspectives to executing our strategy, driving profitability and enhancing value for our shareholders.

James Rallo, Director

James Rallo serves on our board of directors. Mr. Rallo has over 33 years of financial experience assisting public and privately held companies to grow worldwide. He has worked with global enterprises in technology, healthcare, retail and government agencies to strategically increase their corporate value, to identify and manage risks, and to communicate effectively with internal and external stakeholders on topics of cross functional business transformation. Most recently, between 2020 and 2024, Mr. Rallo served as Chief Financial Officer of Xometry (NASDAQ: XMTR), a leading technology company in the advanced manufacturing industry. As Chief Financial Officer, Mr. Rallo played a key role in Xometry’s initial public offering and was responsible for driving investments, global expansion and acquisitions. Prior to joining Xometry, between 2005 and 2019, Mr. Rallo served in various capacities, most recently as Chief Financial Officer and President of Liquidity Services, at Liquidity Services (NASDAQ: LQDT), a large provider of reverse logistics infrastructure for government entities and Fortune 500 retailers, where he played a key role in the company’s initial public offering. Prior to Liquidity Services, Mr. Rallo served as the Chief Financial Officer of Sleep Service of America, a nationwide outsourcer of sleep labs to the largest hospital chains in the country. Prior to that, Mr. Rallo was an investment banker for five years focused on IPOs, mergers and acquisitions, and debt and equity fundraising. Mr. Rallo started his career at Deloitte and spent 5 years as a public accountant. Mr. Rallo holds an MBA from the Robert H. Smith School of Business at the University of Maryland and a B.S. in Business and Accounting from Washington and Lee University. Given his financial expertise and successful career as a Chief Financial Officer, we believe Mr. Rallo will provide valuable perspectives to executing our strategy and evaluating potential merger candidates.

Hella Alashkar, Director

Hella Alashkar serves on our board of directors. Ms. Alashkar has 20 years of experience in underwriting, negotiating, and structuring private transactions across various sectors. She has built and led high-growth investment platforms for global asset managers, universal banking groups, and boutique investment houses. She has demonstrable expertise in navigating large-scale, capital-intensive growth propositions; and, more recently, she has focused on investments in high-impact companies catalyzing transformative change in hard-to-abate industries, such as Northvolt, H2 Green Steel, and Solar Mosaic. In 2013, Ms. Alashkar co-founded the Swiss-based private investment firm, 1648 Capital, where she currently heads global direct private investments, complementing the corporate and family office advisory business. Ad interim, Ms. Alashkar has also held various roles at Deutsche Bank, ultimately serving as Global Head of Private Markets for institutional wealth clients. At Deutsche Bank, she spearheaded the private placements business, combining origination with distribution and primarily focusing on pre-IPO equity rounds and private credit syndications. She played a key leadership role in capital raising, marketing complex investment opportunities, and negotiating sophisticated financing structures. More recently, Ms. Alashkar served as Head of Direct Private Investments at J. Safra Sarasin, where she created a buy-side platform for private capital investors, leading origination, due diligence, and active management of investments in several private companies.

Ms. Alashkar is a Chartered Financial Analyst® charterholder. She holds a Master of Finance from London Business School and a Bachelor of Laws from King’s College London. Committed to the energy transition, Ms. Alashkar recently engaged in Cambridge University’s program on Climate Change for Decision-Makers. Ms. Alashkar has board experience and a strong background in corporate governance and risk management. Recognized for her leadership, she has received numerous industry awards, including Deutsche Bank’s Global Leadership Award for Innovative Investment Solutions in 2019 and Women in Finance Investment Banking Director of the Year (Europe) in 2017. Her insights are regularly featured in industry discussions, reflecting her commitment to advancing private markets and sustainable investments. Given her extensive experience in investment and finance and leadership positions, we believe Ms. Alashkar will provide valuable advice as we consider potential merger candidates.

Prior Blank Check Experience

Our sponsor is FACT II Acquisition Parent LLC, a Cayman Islands limited liability company. Our sponsor was established by Adam Gishen, Min Lee, Richard Nespola, Jr. and Joseph Wagman to leverage their extensive experience in acquiring, building, operating and scaling global financial services and complex operations businesses in constantly evolving environments. Mr. Gishen has over 25 years of experience in financial services and has held senior leadership responsibilities in recent years as the Chief Executive Officer of Freedom Acquisition I Corp., a director of Complete Solaria, Inc. (NASDAQ: CSLR), and at Credit Suisse running its Global Investor Relations and Corporate Communications functions.

Mr. Lee has approximately 20 years of financial experience and previously served as Senior Advisor of Freedom Acquisition I Corp. from 2021 to 2023. Mr. Lee is a Co-Founder of BFY Capital, a specialty private credit investment platform focused on consumer brands in the natural and organic food, beverage, beauty and pet industries. Prior to BFY, Mr. Lee was the CFO of Patch of Land, a Director in Credit Suisse’s Investment Banking division, and worked at The Walt Disney Company as a Senior Analyst in the company’s Corporate Treasury group.

Mr. Nespola has over 24 years of experience as an operator and private investor and previously served as Senior Advisor of Freedom Acquisition I Corp. from 2021 to 2023. He is Co-Founder of Working Lab Capital, BFY Capital and Victura Capital, which are diversified private investment platforms focused on venture, specialty private credit and real estate respectively. Previously, Mr. Nespola was a member of the leadership team of Liquidity Services (NASDAQ: LQDT); as Director, he led Global Sales, FP&A, and Channel Revenue Optimization functions and was part of the Corporate Development team focused on acquisitions. Prior to LQDT, Mr. Nespola worked at Freddie Mac, leading structured transactions for the Security Sales & Trading Group. Mr. Nespola is also a Partner in Quimby Ventures where he oversees alternative fund investments. Mr. Nespola has his MBA from the NYU Stern School of Business and holds his BA from Washington University in St Louis.

Mr. Wagman is a member of the investment team of our sponsor, and he was previously a member of the investment team of Freedom Acquisition I Corp., where he held responsibilities in connection with Freedom Acquisition I Corp.’s business combination transaction with Complete Solaria, Inc., valuation and capital structuring, fundraising and investor relations. Mr. Wagman previously was a member of the J. Safra Group’s Private Equity investment team, where he was engaged in financial modeling, company valuations, portfolio management and transaction sourcing, and at SOSV, an early stage venture capital firm, where he worked closely with portfolio companies on their growth strategies and produced due diligence reports for the firm’s investment committee. Mr. Wagman holds a Bachelor of Science in Economics from the University of Birmingham and a Master of Science in Finance and Private Equity from the London School of Economics and Political Science.

We believe that the collective experience of the team members of our sponsor, in combination with their deep and broad global network of relationships across public and private sectors in both mature as well as emerging markets, provides us with a competitive advantage to identify, structure, finance and acquire the operations of a compelling target business. In pursuing our strategy of creating a strong operating company, capable of scaling up and generating free cash flow, we intend to add value to the target business through active engagement with its management team, and enabling that company to leverage the benefits of scale to grow and increase profitability.

The past performance of our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management’s performance as indicative of our future performance.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Prior to our initial business combination, holders of our founder shares will have the right to vote to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of holders of our ordinary shares who, being eligible, attend (in person or by proxy) and vote at a general meeting of the company. Each of our directors will generally hold office for a three-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares). The current class structure is as follows: Class I, whose current term will expire at our first annual general meeting of stockholders; Class II, whose term will expire at our second annual general meeting of stockholders; and Class III, whose term will expire at our third annual general meeting of stockholders. The current Class I Director is Hella Alashkar; the current Class II Directors are Nell Cady-Kruse and James Rallo; and the current Class III Directors are Adam Gishen and Robert Rackind.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board has determined that each of Nell Cady-Kruse, James Rallo, and Hella Alashkar is an independent director under applicable SEC rules and the Nasdaq listing standards.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee and a nominating committee, each comprised of independent directors. Under Nasdaq listing rule 5615(b)(1), a company listing in connection with its initial public offering is permitted to phase in its compliance with the independent committee requirements. We do not intend to rely on the phase-in schedules set forth in Nasdaq listing rule 5615(b)(1). Each committee operates under a charter that will be approved by our board of directors and will have the composition and responsibilities described below. The charter of each committee is available on our website at https://freedomac2.com/investor-center/governance/.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are James Rallo, Nell Cady-Kruse, and Hella Alashkar. James Rallo serves as chair of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that James Rallo qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm has with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. The members of our compensation committee are Hella Alashkar, Nell Cady-Kruse and James Rallo. Hella Alashkar serves as chair of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Nell Cady-Kruse, James Rallo and Hella Alashkar. Nell Cady-Kruse serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election at the annual general meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for appointment at the annual general meeting. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Clawback Policy

The SEC adopted final rules implementing the incentive-based compensation recovery provisions of the Dodd-Frank Act, and Nasdaq has adopted listing standards consistent with the SEC rules. In compliance with those standards, we have adopted a compensation recovery policy, or “clawback” policy, which applies to our executive officers, within the meaning of Section 10D of the Exchange Act and Rule 10D-1 promulgated thereunder, who were employed by the Company or a subsidiary of the Company during the applicable recovery period. Under the policy, in the event that the financial results upon which a cash or equity-based incentive award was predicated become the subject of a financial restatement that is required because of material non-compliance with financial reporting requirements, the Compensation Committee will conduct a review of awards covered by the policy and recoup any erroneously awarded incentive-based compensation to ensure that the ultimate payout gives retroactive effect to the financial results as restated. The policy covers any cash or equity-based incentive compensation award that was paid, earned or granted to a covered officer during the last completed three fiscal years immediately preceding the date on which the Company is required to prepare the accounting restatement.

Our clawback policy is filed with this Annual Report as Exhibit 97.1.

Code of Ethics

We adopted a code of business conduct and ethics (our “Code of Ethics”) applicable to our directors, officers and employees.

You are able to review a copy of our form of Code of Ethics by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Insider Trading Policy

The Company has adopted an insider trading policy which governs transactions in our securities by the Company and its directors, officers, employees, consultants, and contractors and is designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. Our insider trading policy is filed with this Annual Report as Exhibit 19.1.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

In addition, members of our management team and our board of directors directly or indirectly own founder shares and/or private placement units, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Sponsor Holdco paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.0037 per share. Accordingly, our management team, which owns interests in Sponsor Holdco, through our sponsor, and directors who own founder shares may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if Sponsor Holdco had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

Certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, either of Sponsor HoldCo, our sponsor, any of their respective affiliates or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into Class A ordinary shares or units upon the consummation of our initial business combination at a price of $10.00 per Class A ordinary share or unit, as applicable, at the option of the lender. Such Class A ordinary shares would be identical to the private placement shares, and such units would be identical to the private placement units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than Sponsor HoldCo, our sponsor or an affiliate of either of Sponsor HoldCo or our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Similarly, if we agree to pay our sponsor or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by either of Sponsor HoldCo, our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Part I, Item 1A. Risk Factors — Risks Relating to Sponsor HoldCo, our Sponsor and Management Team — Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.” We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our sponsor, initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination. Additionally, our sponsor and initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 18 months after the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or during any Extension Period. However, if our sponsor or initial shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units and restricted Class A shares held in the trust account will be used to fund the redemption of our public shares, and the private placement units will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until 180 days after completion of our initial business combination. With certain limited exceptions, the private placement units (including the underlying private placement warrants, the private placement shares and the Class A ordinary shares issuable upon exercise of the private placement warrants), will not be transferable, assignable or salable by our sponsor or Sponsor HoldCo until 180 days after the completion of our initial business combination. With certain limited exceptions, the restricted Class A shares will not be transferable, assignable or salable by our initial shareholders until 90 days after completion of our initial business combination. Since our sponsor and directors and officers may directly or indirectly own ordinary shares and warrants and will directly or indirectly own founder shares following our initial public offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

●	On October 14, 2024, a member of our sponsor (the “Borrower”), issued a promissory note in the principal amount of up to £200,000 (the “Note”) to Robert Rackind, our Executive Chairman. Pursuant to the Note, Mr. Rackind agreed to lend to the Borrower, (i) an aggregate of £40,000, which Mr. Rackind disbursed to the Borrower in two disbursements of £20,000 each on July 1, 2024 and August 5, 2024, respectively, and (ii) £160,000 upon the consummation of our initial public offering. For purposes of the Cash Method (as defined below) only, the Note bears interest on the principal amount outstanding thereunder at a rate of eight percent per annum, and the Note is due and payable in full upon the consummation of the initial business combination either, at the payment method election of the Borrower, (i) in cash in an amount equal to the sum of (A) the aggregate principal amount outstanding under the Note and (B) accrued interest, which amount shall not be greater than the sum of £200,000 and accrued interest (such payment method, the “Cash Method”), or (ii) in kind by transferring to Mr. Rackind or his designee 25% of the aggregate amount of membership interests of our sponsor held directly or indirectly by the Borrower. In the event that we liquidate and dissolve without having consummated an initial business combination, the Borrower shall have no obligation to repay the principal amount outstanding under the Note or any accrued interest. The Note contains certain customary events of default and related remedies and acceleration provisions.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers and certain of our affiliates currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Individual	Entity	Entity’s Business	Affiliation
Robert Rackind	—	—	—
Adam Gishen	Complete Solaria, Inc.	Solar technology, services and installation company	Director
Min Lee	BFY Capital	Specialized financing company in natural products industry	Managing Member
	Pavilion Entertainment	Television and film production and distribution company	Investor and advisor
Nell Cady-Kruse	Varagon Capital Corp.	Business development company	Director
	No One Left Behind	Charitable organization focusing on supporting former interpreters and U.S. government employees eligible for the Iraqi and Afghan Special Immigrant Visa	Member of Senior Advisory Board
	Public Investment Fund of Saudi Arabia (PIF)	Sovereign wealth fund	Member of Board Risk Committee
James Rallo	—	—	—
Hella Alashkar	J. Safra Sarasin	Bank	Head of Direct Private Investments
	1648 Capital	Venture capital firm with consulting and advisory services	Co-Founder

We are not prohibited from pursuing an initial business combination with a company that is affiliated with either of Sponsor HoldCo, our sponsor, our directors or officers, or non-managing HoldCo investors, or making the acquisition through a joint venture or other form of shared ownership with either of Sponsor HoldCo, our sponsor, our directors or officers, or non-managing HoldCo investors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from a valuation or appraisal firm that such an initial business combination is fair to our shareholders from a financial point of view. Furthermore, in no event will Sponsor Holdco, our sponsor or any of our directors or existing officers, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. In addition, pursuant to Nasdaq listing rules, our initial business combination must be approved by a majority of our independent directors.

In addition, Sponsor HoldCo, our sponsor or any of their respective affiliates may make additional investments in the company in connection with the initial business combination, although Sponsor HoldCo, our sponsor and their affiliates have no obligation or current intention to do so. If Sponsor HoldCo, our sponsor or any of their respective affiliates elects to make additional investments, such proposed investments could influence Sponsor HoldCo and our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, initial shareholders, directors and officers have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and public shares held by them in favor of our initial business combination. The non-managing HoldCo investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase in our initial public offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing HoldCo investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase in our initial public offering as the rights afforded to our other public shareholders.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of directors and officers, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our directors and officers to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We maintain a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We also entered into indemnity agreements with them.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.  Executive Compensation.

Officer and Director Compensation

None of our directors or officers has received any cash compensation for services rendered to us. Sponsor HoldCo, our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to Sponsor HoldCo, our sponsor, directors, officers or our or any of their respective affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account (other than any permitted withdrawals). Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements and other than as set forth under “The Offering — Limited Payments to Insiders,” in our prospectus filed in connection with our initial public offering, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to Sponsor HoldCo, our sponsor, directors and officers, or our or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the initial proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our directors and officers may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards to our executive officers or other employees of the Company and therefore do not have a policy regarding the timing of grants of option awards in relation to the disclosure of material non-public information by the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at March 25, 2025, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of (i) the private placement warrants underlying the private placement units as such private placement warrants are not exercisable within 60 days of the date of this prospectus, or (ii) the restricted Class A shares as they will vest upon the consummation of the initial business combination.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Issued and Outstanding Ordinary Shares
Entities affiliated with TD Securities (USA) LLC(3)	941,938		5.2%
Healthcare of Ontario Pension Plan Trust Fund(4)	1,000,000		5.4%
Entities affiliated with LMR Partners LLP(5)	1,000,000		5.6%
Entities affiliated with AQR Capital Management, LLC(6)	1,699,999		9.2%
Entities affiliated with Kepos Capital LP(7)	975,700		5.3%
Entities affiliated with Magnetar Financial LLC(8)	1,061,500		5.74%
FACT II Acquisition LLC (Sponsor HoldCo)(9)(10)	6,035,833	(2)	25.15	%(11)
Robert Rackind(12)	130,000	(2)	*
Adam Gishen(9)	-		-
Min Lee(9)	-		-
Nell Cady-Kruse	30,000	(2)	*
James Rallo	30,000	(2)	*
Hella Alashkar	30,000	(2)	*
All directors and officers as a group (6 individuals)	220,000	(2)	*

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o FACT II Acquisition Corp., 14 Wall Street, 20th Floor, New York, NY 10005.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the Description of Securities, which is filed as Exhibit 4.5 to this Annual Report.
(3)	Based solely on information provided in a Schedule 13G filed on March 7, 2025. The address of TD Securities (USA) LLC’s (“TDS”) principal office and Toronto Dominion Holdings USA Inc.’s principal office is One Vanderbilt Avenue, New York, New York 10017. The address of TD Group US Holdings LLC’s principal office is 251 Little Falls Drive, Wellington, Delaware 19808. The address of Toronto Dominion Bank’s principal office is Toronto-Dominion Centre, 66 Wellington Street West, 12th Floor, TD Tower, Toronto, Ontario, Canada M5K 1A2. TDS has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of these shares.
(4)	Based solely on information provided in a Schedule 13G filed on February 14, 2025 by Healthcare of Ontario Pension Plan Trust Fund. The business address of Healthcare of Ontario Pension Plan Trust Fund is 1 York Street, Suite 1900, Toronto, Ontario, Canada M5J 0B6.
(5)	Based solely on information provided in a Schedule 13G filed on February 14, 2025, on behalf of LMR Partners LLP, LMR Partners Limited, LMR Partners LLC, LMR Partners AG, LMR Partners (DIFC) Limited and LMR Partners (Ireland) Limited (collectively, the “LMR Investment Managers”), Ben Levine and Stefan Renold (together with the LMR Investment Managers, the “LMR Reporting Persons”). The shares beneficially owned by the LMR Reporting Persons are directly held by LMR Multi-Strategy Master Fund Limited (“LMR Master Fund”) and LMR CCSA Master Fund Ltd (“LMR CCSA Master Fund”). Each of LMR Master Fund and LMR CCSA Master Fund acquired 500,000 units of the Company in the Company’s initial public offering. The LMR Investment Managers serve as the investment managers to certain funds, including, without limitation LMR Master Fund and LMR CCSA Master Fund. Mr. Levine and Mr. Renold are ultimately in control of the investment and voting decisions of the LMR Investment Managers with respect to the securities held by certain funds, including LMR Master Fund and LMR CCSA Master Fund. LMR Partners LLP is a United Kingdom limited liability partnership; LMR Partners Limited is a Hong Kong corporation; LMR Partners LLC is a Delaware limited liability company; LMR Partners AG is a Swiss corporation; LMR Partners (DIFC) Limited is a United Arab Emirates corporation; LMR Partners (Ireland) Limited is a limited company incorporated in Ireland; Ben Levine is a citizen of the United Kingdom; and Stefan Renold is a citizen of Switzerland. The business address of each of the LMR Reporting Persons is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J8AJ, United Kingdom.

(6)	Based solely on information contained in a Schedule 13G filed on February 14, 2025, by or on behalf of AQR Capital Management, LLC (“AQR”), AQR Capital Management Holdings, LLC (“AQR Holdings”) and AQR Arbitrage, LLC (“AQR Arbitrage”), each of which share voting and dispositive power with respect to the reported securities. The address of the business office of each of AQR, AQR Holdings and AQR Arbitrage is One Greenwich Plaza, Suite 130, Greenwich, CT 06830.
(7)	Based solely on information contained in a Schedule 13G filed on February 12, 2025, by Kepos Capital LP (the “Investment Manager”), a Delaware limited partnership, and the investment adviser to certain funds and accounts (the “Kepos Funds”), with respect to the securities of the Company directly held by the Kepos Funds; and Mr. Mark Carhart, the managing member of Kepos Capital GP LLC, the general partner of the Investment Manager, with respect to the securities of the Company directly held by the Kepos Funds. The Investment Manager is a Delaware limited partnership. Mr. Carhart is a citizen of the United States. The address of the business office of each of the Investment Manager and Mr. Carhart is 11 Times Square, 35th Floor, New York, New York 10036.
(8)	Based solely on information contained in a Schedule 13G filed on January 29, 2025, by or on behalf of Magnetar Financial LLC (“Magnetar Financial”), Magnetar Capital Partners LP (“Magnetar Capital Partners”), Supernova Management LLC (“Supernova Management”) and David J. Snyderman (“Mr. Snyderman”), each of which share voting and dispositive power with respect to the reported securities. The securities are held for Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Magnetar SC Fund Ltd (“SC Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Credit Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP (“Structured Credit Fund”) a Delaware limited partnership; Magnetar Alpha Star Fund LLC (“Alpha Star Fund”), Magnetar Lake Credit Fund LLC (“Lake Credit Fund”), Purpose Alternative Credit Fund - T LLC (“Purpose Credit Fund – T”), all Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the securities held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(9)	Sponsor HoldCo is the record holder of 5,613,333 founder shares. Our sponsor is the managing member of Sponsor HoldCo. Investment and voting decisions are made by 51% or more of the voting power held by the managing member of Sponsor HoldCo. By virtue of having a greater than 51% interest in the voting power in Sponsor HoldCo, our sponsor may be deemed to beneficially own the founder shares held by Sponsor HoldCo. The members of our sponsor are Adam Gishen, Min Lee, Richard Nespola, Jr. and Joseph Wagman, who by virtue of their control of our sponsor may be deemed to share beneficial ownership of the founder shares held by Sponsor HoldCo. Each of Messrs. Gishen, Lee, Nespola and Wagman disclaims beneficial ownership of the founder shares held by Sponsor HoldCo.
(10)	Certain non-managing HoldCo investors have (A) purchased approximately $88 million of the units in our initial public offering at the offering price and (B) purchased, indirectly through the purchase of non-managing Sponsor HoldCo membership interests, (i) an aggregate of 260,000 private placement units at a price of $10.00 per unit and (ii) 162,500 private placement units and 325,000 restricted Class A shares, which shares would vest only upon the consummation of the initial business combination, at a combined price of $10.00 per private placement security ($4,225,000 in the aggregate), reflecting the issuance of restricted Class A shares at no additional price; subject to each non-managing HoldCo investor purchasing, indirectly through Sponsor HoldCo, the private placement units or private placement securities, as applicable, allocated to it Sponsor HoldCo issued membership interests at a nominal purchase price to the non-managing HoldCo investors at the closing of our initial public offering reflecting interests in an aggregate of 5,593,333 founder shares and 325,000 restricted Class A shares, as applicable, held by Sponsor HoldCo. Sponsor HoldCo has agreed to reserve 20,000 founder shares to sell and transfer to a senior advisor of the Company, following the consummation of an initial business combination, in consideration for advisory services to be provided by such senior advisor to the Company in connection with the initial business combination; the aforementioned 5,593,333 founder shares excludes such reserved 20,000 founder shares. The non-managing HoldCo investors are not granted any shareholder or other rights in addition to those afforded to our other public shareholders, and will only be issued membership interests in Sponsor HoldCo, with no right to control Sponsor HoldCo or vote or dispose of any securities held by Sponsor HoldCo, including the founder shares held by Sponsor HoldCo.
(11)	Interests shown consist of (i) 5,613,333 founder shares, classified as Class B ordinary shares, which will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the Description of Securities, which is filed as Exhibit 4.5 to this Annual Report, and (ii) 422,500 private placement shares underlying the 422,500 private placement units purchased by Sponsor HoldCo simultaneously with the closing of our initial public offering.
(12)	Interest shown is related to Robert Rackind’s service as our Executive Chairman. Separately, Mr. Rackind holds Class B membership units in Sponsor HoldCo as a non-managing HoldCo investor.

Our initial shareholders will have the right to elect all of our directors prior to our initial business combination as a result of holding all of the founder shares. Holders of our public shares will not have the right to vote to appoint any directors to our board of directors prior to our initial business combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Our sponsor purchased an aggregate of 440,000 private placement units at a price of $10.00 per unit ($4,400,000 in the aggregate) in a private placement that closed simultaneously with the closing of our initial public offering. Such commitment is comprised of (i)  17,500 private placement units at a price of $10.00 per unit ($175,000 in the aggregate), and (ii) an investment through Sponsor HoldCo of (a) an aggregate of 260,000 private placement units at a price of $10.00 per unit and (ii) 162,500 private placement units and 325,000 restricted Class A shares at a combined price of $10.00 per private placement security ($4,225,000 in the aggregate), reflecting the issuance of restricted Class A shares at no additional price. CCM purchased an aggregate of 178,500 private placement units at a price of $10.00 per unit ($1,785,000 in the aggregate) in a private placement that closed simultaneously with the closing of our initial public offering. Additionally, Seaport purchased an aggregate of 44,625 private placement units at a price of $10.00 per unit ($446,250 in the aggregate) in a private placement that closed simultaneously with the closing of our initial public offering. Certain non-managing HoldCo investors have (A) purchased an aggregate of approximately $88 million of the units in our initial public offering at the offering price and (B) purchased, indirectly through the purchase of non-managing Sponsor HoldCo membership interests, (i) an aggregate of 260,000 private placement units at a price of $10.00 per unit and (ii) 162,500 private placement units and 325,000 restricted Class A shares at a combined price of $10.00 per private placement security ($4,225,000 in the aggregate), reflecting the issuance of restricted Class A shares at no additional price, in each case in a private placement that closed simultaneously with the closing of our initial public offering; of such aggregate amount, a purchase, indirectly through the purchase of non-managing Sponsor HoldCo membership interests, of 260,000 private placement units (at an aggregate price of $2,600,000) were from investors identified by, and from among the extensive professional network of, our leadership team and the team members of our sponsor. Subject to each non-managing HoldCo investor purchasing, indirectly through Sponsor HoldCo, the private placement units or private placement securities, as applicable, allocated to it, Sponsor HoldCo issued membership interests at a nominal purchase price to the non-managing HoldCo investors reflecting interests in an aggregate of 5,593,333 founder shares and 325,000 restricted Class A shares, as applicable, held by Sponsor HoldCo. Sponsor HoldCo has agreed to reserve 20,000 founder shares to sell and transfer to our Senior Advisor, following the consummation of an initial business combination, in consideration for advisory services to be provided by such senior advisor to the Company in connection with the initial business combination; the aforementioned 5,593,333 founder shares excludes such reserved 20,000 founder shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On July 12, 2024, Sponsor HoldCo paid $25,000, or approximately $0.0037 per share, to cover certain of our offering and formation costs in exchange for an aggregate of 6,708,333 founder shares. Prior to this initial investment in us by the Sponsor HoldCo, we had no assets, tangible or intangible. On August 6, 2024, the Sponsor HoldCo transferred 30,000 founder shares to each of our independent directors and 130,000 founder shares to our Executive Chairman (an aggregate of 220,000 founder shares), in each case at their original purchase price. Our sponsor holds founder shares through the Sponsor HoldCo, which purchased private placement units and private placement securities simultaneously with the closing of our initial public offering. Sponsor HoldCo has issued membership interests at a nominal purchase price to the non-managing HoldCo investors reflecting interests in an aggregate of 5,593,333 founder shares held by Sponsor HoldCo. Sponsor HoldCo has agreed to reserve 20,000 founder shares to transfer and sell to a senior advisor of the Company, following the consummation of an initial business combination, in consideration for advisory services to be provided by such senior advisor of the Company in connection with the initial business combination; the aforementioned 5,593,333 founder shares excludes such reserved 20,000 founder shares. Effective January 10, 2025, upon expiry of the underwriters’ over-allotment option, 875,000 founder shares were forfeited by Sponsor HoldCo.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, either of Sponsor HoldCo, our sponsor, any of their respective affiliates or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.”

Our sponsor purchased an aggregate of 440,000 private placement units at a price of $10.00 per unit ($4,400,000 in the aggregate) in a private placement that closed simultaneously with the closing of our initial public offering. Such commitment is comprised of (i) a direct purchase by our sponsor of 17,500 private placement units at a price of $10.00 per unit ($175,000 in the aggregate), and (ii) a purchase through Sponsor HoldCo of (a) an aggregate of 260,000 private placement units at a price of $10.00 per unit and (b) 162,500 private placement units and 325,000 restricted Class A shares ($4,225,000 in the aggregate). CCM purchased an aggregate of 178,500 private placement units at a price of $10.00 per unit ($1,785,000 in the aggregate) in a private placement that closed simultaneously with the closing of our initial public offering. Additionally, Seaport purchased an aggregate of 44,625 private placement units at a price of $10.00 per unit ($446,250 in the aggregate) in a private placement that closed simultaneously with the closing of our initial public offering. Certain non-managing HoldCo investors have (A) purchased approximately $88 million of the units in our initial public offering at the offering price and (B) purchased, indirectly through the purchase of non-managing Sponsor HoldCo membership interests, (i) an aggregate of 260,000 private placement units at a price of $10.00 per unit and (ii) 162,500 private placement units and 325,000 restricted Class A shares at a combined price of $10.00 per private placement security ($4,225,000 in the aggregate), reflecting the issuance of restricted Class A shares at no additional price, in each case in a private placement that closed simultaneously with the closing of our initial public offering; of such aggregate amount, purchases, indirectly through the purchase of non-managing Sponsor HoldCo membership interests, of 260,000 private placement units (at an aggregate price of $2,600,000) were from investors identified by, and from among the extensive professional network of, our leadership team and the team members of our sponsor.

On October 14, 2024, a member of our sponsor (the “Borrower”), issued a promissory note in the principal amount of up to £200,000 (the “Note”) to Robert Rackind, our Executive Chairman. Pursuant to the Note, Mr. Rackind agreed to lend to the Borrower, (i) an aggregate of £40,000, which Mr. Rackind disbursed to the Borrower in two disbursements of £20,000 each on July 1, 2024 and August 5, 2024, respectively, and (ii) £160,000 upon the consummation of our initial public offering. For purposes of the Cash Method (as defined below) only, the Note bears interest on the principal amount outstanding thereunder at a rate of eight percent per annum, and the Note is due and payable in full upon the consummation of the initial business combination either, at the payment method election of the Borrower, (i) in cash in an amount equal to the sum of (A) the aggregate principal amount outstanding under the Note and (B) accrued interest, which amount shall not be greater than the sum of £200,000 and accrued interest (such payment method, the “Cash Method”), or (ii) in kind by transferring to Mr. Rackind or his designee 25% of the aggregate amount of membership interests of our sponsor held directly or indirectly by the Borrower. In the event that we liquidate and dissolve without having consummated an initial business combination, the Borrower shall have no obligation to repay the principal amount outstanding under the Note or any accrued interest. The Note contains certain customary events of default and related remedies and acceleration provisions.

Mr. Rackind purchased, from Sponsor Holdco, Class B membership units in Sponsor HoldCo for an aggregate principal amount of $50,000, and is a non-managing HoldCo investor.

As discussed in “Part III, Item 11. Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Members of our management team and our board of directors directly or indirectly own founder shares and/or private placement units following our initial public offering, as set forth in Part II, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Sponsor HoldCo, our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to Sponsor HoldCo, our sponsor, directors, officers or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, either of Sponsor HoldCo, our sponsor, any of their respective affiliates or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into Class A ordinary shares or units upon the consummation of our initial business combination at a price of $10.00 per Class A ordinary share or unit, as applicable, at the option of the lender. Such Class A ordinary shares would be identical to the private placement shares, and such units would be identical to the private placement units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than Sponsor HoldCo, our sponsor or an affiliate of either of Sponsor HoldCo or our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials, as applicable, furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

The holders of the (i) founder shares, (ii) private placement units, Class A ordinary shares underlying the private placement units, private placement warrants underlying the private placement units and the Class A ordinary shares underlying such private placement warrants, (iii) restricted Class A shares, and (iv) any private placement units that may be issued upon conversion of working capital loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of our initial public offering requiring us to register our securities held by them for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares, and in the case of the restricted Class A shares, upon vesting after the consummation of the initial business combination).

Related Party Transactions Policy

We had not adopted a formal policy for the review, approval or ratification of related party transactions prior to our initial public offering. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted our Code of Ethics, requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of Sponsor HoldCo, our sponsor, directors or officers unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that our initial business combination is fair to our shareholders from a financial point of view. In addition, pursuant to Nasdaq listing rules, our initial business combination must be approved by a majority of our independent directors.

Furthermore, there will be no finder’s fees, reimbursements or cash payments made by us to Sponsor HoldCo, our sponsor, directors or officers, or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our initial public offering and the sale of the private placement units and restricted Class A shares held in the trust account (other than any permitted withdrawals) prior to the completion of our initial business combination:

●	payment of customary fees for financial advisory services;

●	payment of consulting, success or finder fees to our officers, independent directors, advisors, or their respective affiliates in connection with the consummation of our initial business combination;

●	any other payment to Sponsor, Sponsor HoldCo, or an affiliate of Sponsor or Sponsor HoldCo as an advisor or otherwise in connection with our initial business combination and certain other transactions;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	repayment of loans which may be made by the Sponsor HoldCo, our sponsor, any of their respective affiliates or certain of our directors and officers to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $2,000,000 of such loans may be convertible into Class A ordinary shares or units upon the consummation of our initial business combination at a price of $10.00 per Class A ordinary share or unit, as applicable, at the option of the lender. Such Class A ordinary shares would be identical to the private placement shares, and such units would be identical to the private placement units.

These payments may be funded using the net proceeds of our initial public offering and the sale of the private placement units and restricted Class A shares not held in the trust account (other than any permitted withdrawals) or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our board has determined that each of Nell Cady-Kruse, James Rallo, and Hella Alashkar is an independent director under applicable SEC rules and the Nasdaq listing standards.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.  Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from June 19, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $143,020 for the services Withum performed in connection with our initial public offering and the audit of our December 31, 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from June 19, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from June 19, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from June 19, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

1. Financial Statements:

2. Financial Statement Schedules:

None.

3. Exhibits.

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 27, 2024).
4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on November 21, 2024).
4.2	Specimen Class A Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on November 21 2024).
4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on November 21, 2024).
4.4

Warrant Agreement, dated November 25, 2024, between the Company and Odyssey Transfer and Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 27, 2024).

4.5	Description of Securities.
10.1	Private Placement Units and Restricted Shares Subscription Agreement, dated November 25, 2024, between the Company and FACT II Acquisition LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2024).
10.2	Private Placement Units Subscription Agreement, dated November 25, 2024, between the Company and FACT II Acquisition Parent LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 27, 2024).
10.3	Private Placement Units Subscription Agreement, dated November 25, 2024, between the Company and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 27, 2024).
10.4	Private Placement Units Subscription Agreement, dated November 25, 2024, between the Company and Seaport Global Securities LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 27, 2024).
10.5	Investment Management Trust Agreement, dated November 25, 2024, between the Company and Odyssey Transfer and Trust Company (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 27, 2024).
10.6	Registration Rights Agreement, dated November 25, 2024, among the Company, the Sponsor, Sponsor HoldCo and the other Holders (as defined therein) signatory thereto (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 27, 2024).
10.7	Letter Agreement, dated November 25, 2024, among the Company, the Sponsor, Sponsor HoldCo, and each of the initial shareholders, directors and officers of the Company (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 27, 2024).
10.8	Form of Indemnity Agreement, November 25, 2024, between the Company and each of the officers and directors of the Company (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 27, 2024).
19.1	Insider Trading Policy.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy.
101.NS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DRF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibit 101)

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 27th day of March 2025.

FACT II ACQUISITION CORP.

By:	/s/ Adam Gishen
Name:	Adam Gishen
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Adam Gishen
Name:	Adam Gishen
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	March 27, 2025

By:	/s/ Min Lee
Name:	Min Lee
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 27, 2025

By:	/s/ Robert Rackind
Name:	Robert Rackind
Title:	Executive Chairman and Director
Date:	March 27, 2025

By:	/s/ Nell Cady-Kruse
Name:	Nell Cady-Kruse
Title:	Director
Date:	March 27, 2025

By:	/s/ James Rallo
Name:	James Rallo
Title:	Director
Date:	March 27, 2025

By:	/s/ Hella Alashkar
Name:	Hella Alashkar
Title:	Director
Date:	March 27, 2025

FACT II ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

FACT II Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of FACT II Acquisition Corp. (the “Company”) as of December 31, 2024, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from June 19, 2024, (inception) through December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the period from June 19, 2024, (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 27, 2025

PCAOB ID Number 100

FACT II ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2024

Assets
Current assets
Cash	$1,447,921
Prepaid expenses	95,833
Total current assets	1,543,754
Prepaid insurance	77,208
Cash held in Trust Account	176,597,270
Total Assets	$178,218,232

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$97,837
Over-allotment option liability	26,558
Total current liabilities	124,395
Deferred legal fees	850,000
Deferred underwriting fee	7,000,000
Total Liabilities	7,974,395

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 17,500,000 shares at redemption value of $10.09 per share	176,597,270

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 988,125 shares issued and outstanding (excluding 17,500,000 shares subject to possible redemption)	99
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,708,333 shares issued and outstanding(1)	671
Additional paid-in capital	—
Accumulated deficit	(6,354,203)
Total Shareholders’ Deficit	(6,353,433)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$178,218,232

(1)	Includes an aggregate of up to 875,000 Class B ordinary shares that were forfeited by Sponsor HoldCo upon expiry of the over-allotment option effective as of January 10, 2025 (Note 5).

The accompanying notes are an integral part of this financial statement.

FACT II ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 19, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

General and administrative costs	$1,079,899
Loss from operations	(1,079,899)

Other income:
Change in fair value of over-allotment liability	285,738
Interest earned on cash held in Trust Account	722,270
Total other income	1,008,008

Net loss	$(71,891)

Weighted average shares outstanding of Class A ordinary shares	3,223,571
Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.01)
Weighted average shares outstanding, Class B ordinary shares(1)	5,145,299
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.01)

(1)	Excludes an aggregate of up to 875,000 Class B ordinary shares that were forfeited by Sponsor HoldCo upon expiry of the over-allotment option effective as of January 10, 2025 (Note 5).

The accompanying notes are an integral part of this financial statement.

FACT II ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JUNE 19, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 19, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor(1)	—	—	6,708,333	671	24,329	—	25,000

Sale of Private Placement Warrants	663,125	66	—	—	6,471,934	—	6,472,000

Fair value of Public Warrants at issuance	—	—	—	—	525,000	—	525,000

Sale of Restricted Shares	325,000	33	—	—	159,217	—	159,250

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(71,958)	—	(71,958)

Accretion for common stock to redemption amount	—	—	—	—	(7,108,522)	(6,282,312)	(13,390,834)

Net loss	—	—	—	—	—	(71,891)	(71,891)

Balance – December 31, 2024	988,125	$99	6,708,333	$671	$—	$(6,354,203)	$(6,353,433)

(1)	Excludes an aggregate of up to 875,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (Note 5).

The accompanying notes are an integral part of this financial statement.

FACT II ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 19, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Cash Flows from Operating Activities:
Net loss	$(71,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of over-allotment liability	(285,738)
Interest earned on cash held in Trust Account	(722,270)
Changes in operating assets and liabilities:
Prepaid expenses	(95,833)
Prepaid insurance	(77,208)
Accrued expenses	97,837
Deferred legal fees	850,000
Net cash used in operating activities	(305,103)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(175,875,000)
Net cash used in investing activities	(175,875,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	171,500,000
Proceeds from sale of Private Placements Warrants	6,631,250
Proceeds from advances from Sponsor	4,400,006
Repayment of advances from Sponsor through the private placement proceeds	(4,400,006)
Payment of offering costs	(528,226)
Net cash provided by financing activities	177,628,024

Net change in cash	1,447,921
Cash, beginning of the period	—
Cash, end of the period	$1,447,921

Supplemental disclosure of cash flow information:
Deferred underwriting fee payable	$7,000,000

The accompanying notes are an integral part of this financial statement.

FACT II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from June 19, 2024 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On June 19, 2024, FACT II Acquisition Parent LLC, a Cayman Islands limited liability company (which is referred to as the “Sponsor”), formed FACT II Acquisition LLC, a Cayman Islands limited liability company (which is referred to as “Sponsor HoldCo”), through which the Sponsor (i) holds its founder shares (as defined below) and (ii) purchased Private Placement Securities at the date of the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 663,125 private placement units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,631,250, which is discussed in Note 4, as follows: (A) 17,500 Private Placement Units ($175,000 in the aggregate) with the Sponsor, (B) (i) 260,000 Private Placement Units and (ii) 162,500 Private Placement Units and 325,000 restricted Class A ordinary shares (such restricted Class A ordinary shares together with such Private Placement Units collectively, the “Private Placement Securities”) ($4,225,000 in the aggregate) with Sponsor HoldCo, (C) 178,500 Private Placement Units ($1,785,000 in the aggregate) with Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”) and (D) 44,625 Private Placement Units with Seaport Global Securities LLC (“Seaport”) ($446,250 in the aggregate) (collectively, the “Private Placement”). The Private Placement Units, which were purchased by the Sponsor, Sponsor HoldCo, CCM and Seaport, are identical to the Units, except that, they (including the underlying securities) are (i) subject to certain limited exceptions, will be subject to transfer restrictions until 180 days following the consummation of the Company’s initial Business Combination and (ii) will be entitled to registration rights. The Private Placement Securities, which were purchased by Sponsor HoldCo, are identical to the Private Placement Units except that they include restricted Class A ordinary shares, which will be subject to transfer restrictions until 90 days following the consummation of the Company’s initial Business Combination.

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

Following the closing of the Initial Public Offering, on November 27, 2024, an amount of $175,875,000 ($10.05 per Unit) of the net proceeds of the Initial Public Offering and the Private Placement was placed in the trust account (the “Trust Account”), located in the United States, with Odyssey Transfer and Trust Company acting as trustee, and the funds will be invested or held either (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. No later than 18 months after the closing of the Initial Public Offering (or 24 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for an initial business combination within 18 months from the Initial Public Offering), the amounts held in the Trust Account will be held as cash or cash items, including in demand deposit accounts.

FACT II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.05 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares were recorded at redemption value and classified as temporary equity at the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Sponsor HoldCo has agreed (a) to waive its redemption rights with respect to any founder shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Extension Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the founder shares if the Company fails to complete a Business Combination.

The Company will have until 18 months from the closing of the Initial Public Offering (or 24 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for an initial Business Combination within 18 months from the closing of the Initial Public Offering) or such later period approved by the Company’s Shareholders (the “Extension Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Extension Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Sponsor HoldCo has agreed to waive its liquidation rights with respect to the founder shares if the Company fails to complete a Business Combination within the Extension Period. However, if Sponsor HoldCo acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Extension Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Extension Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the initial amount held in the Trust Account ($10.05).

FACT II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Liquidity and Capital Resources

As of December 31, 2024, the Company had $1,447,921 in cash and a working capital of $1,419,359. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” and through the consummation of the Initial Public Offering, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because it became obligated to redeem a significant number of public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. The Company cannot be assured that its plans to consummate an initial Business Combination will be successful.

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

FACT II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,447,921 in cash and no cash equivalents as of December 31, 2024.

Cash Held in Trust Account

At December 31, 2024, substantially all of the assets held in the Trust Account were held in demand deposit account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

FACT II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Offering Costs

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are directly related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as the Public and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments as equity at their assigned values.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 875,000 ordinary shares that were forfeited upon the expiry of the over-allotment option granted to the underwriters, effective as of January 10, 2025. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

FACT II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Period from June 19, 2024 (Inception) through December 31, 2024
	Class A	Class B
Basic net loss per ordinary share:
Numerator:
Allocation of net loss, basic	$(27,691)	$(44,200)
Denominator:
Basic weighted average ordinary shares outstanding	3,223,571	5,145,299
Basic net loss per ordinary share	$(0.01)	$(0.01)

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$175,000,000
Less:
Proceeds allocated to Public Warrants	(525,000)
Proceeds allocated to over-allotment option	(312,296)
Class A ordinary shares issuance costs	(10,956,268)
Plus:
Remeasurement of carrying value to redemption value	13,390,834
Class A ordinary shares subject to possible redemption, December 31, 2024	$176,597,270

Recently Issued Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on November 27, 2024, the Company sold 17,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

FACT II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 663,125 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,631,250, as follows: (A) 17,500 Private Placement Units ($175,000 in the aggregate) with the Sponsor, (B) (i) 260,000 Private Placement Units and (ii) 162,500 Private Placement Units and 325,000 restricted Class A ordinary shares ($4,225,000 in the aggregate) with Sponsor HoldCo, (C) 178,500 Private Placement Units ($1,785,000 in the aggregate) with CCM and (D) 44,625 Private Placement Units with Seaport ($446,250 in the aggregate).

The Private Placement Units, which were purchased by the Sponsor, Sponsor HoldCo, CCM and Seaport, are identical to the Units, except that, they (including the underlying securities) are (i) subject to certain limited exceptions, will be subject to transfer restrictions until 180 days following the consummation of the Company’s initial Business Combination and (ii) will be entitled to registration rights. The Private Placement Securities, which were purchased by Sponsor HoldCo, are identical to the Private Placement Units except that they include restricted Class A ordinary shares, which will be subject to transfer restrictions until 90 days following the consummation of the Company’s initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 12, 2024, Sponsor HoldCo made a capital contribution of $25,000 in consideration for 6,708,333 Class B ordinary shares (the “founder shares”). Effective as of January 10, 2025, upon the expiry of the underwriters’ over-allotment option, 875,000 founder shares were forfeited by Sponsor HoldCo, such that the number of founder shares collectively represents 25% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On August 6, 2024, Sponsor HoldCo transferred 30,000 founder shares to each of the Company’s independent directors and 130,000 founder shares to the Company’s Executive Chairman (an aggregate of 220,000).

The holders of founder shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their founder shares until 180 days after completion of the Company’s initial Business Combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, either of Sponsor HoldCo, the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the Class A ordinary share or unit upon the consummation of the initial Business Combination at lender’s discretion, up to $2,000,000 of such Working Capital Loans for each such person may be convertible into a price of $10.00 per Class A ordinary share or unit, as applicable, at the option of the lender. Such Class A ordinary shares would be identical to the Private Placement Shares, and such units would be identical to the Private Placement Units. As of December 31, 2024, there were no Working Capital Loans outstanding.

FACT II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) founder shares, (ii) Private Placement Units, Class A ordinary shares underlying the Private Placement Units, Private Placement Warrants underlying the Private Placement Units and the Class A ordinary shares underlying such Private Placement Warrants, (iii) restricted Class A ordinary shares, and (iv) any Private Placement Units that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement signed prior to the date of the Initial Public Offering requiring the Company to register its securities held by them for resale (in the case of the founder shares, only after conversion to Class A ordinary shares, and in the case of the restricted Class A ordinary shares, upon vesting after the consummation of the initial Business Combination). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement provides that the Company will use commercially reasonable efforts to effect the registration of the applicable securities after the completion of the initial Business Combination and prior to the expiration of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting commissions, which option expired effective as of January 10, 2025.

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

Warrants — As of December 31, 2024, there were 9,081,563 warrants outstanding, including 8,750,000 Public Warrants and 331,563 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of Public Warrants — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

FACT II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2024, there were 988,125 Class A ordinary shares issued and outstanding, excluding the 17,500,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of December 31, 2024, there were 6,708,333 Class B ordinary shares issued and outstanding, of which an aggregate of up to 875,000 shares were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised so that the number of founder shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

Only holders of Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

FACT II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2024
Liabilities:
Over-allotment option liability	3	$26,558

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the statement of operations.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

FACT II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

The key inputs into the Black-Scholes model were as follows at the December 31, 2024 and the at initial measurement date of the over-allotment option:

Inputs	December 31, 2024
Risk-free interest rate	4.40
Expected term (years)	0.04
Expected volatility	4.91%
Exercise price	$10.00

Inputs	November 27, 2024
Risk-free interest rate	4.76%
Expected term (years)	0.12
Expected volatility	6.23%
Exercise price	$10.00

The fair value of the Public Warrants as of November 27, 2024, the date of the IPO was $525,000, or $0.06 per Public Warrant. The fair value of the Public Warrants was determined using the Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

November 27, 2024
Estimated share price	$9.92
Exercise price	$11.50
Term (years)	6.50
Risk-free rate	4.07%
Selected volatility	2.7%

Public Warrants are not remeasured subsequent to the date of the Initial Public Offering.

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

FACT II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the statement of operations as net income (loss). The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income (loss) and total assets, which include the following:

December 31,
2024
Trust Account	$176,597,270
Cash	$1,447,921

For the Period from June 19, 2024 (Inception) through December 31, 2024
General and administrative costs	$1,079,899
Interest earned on cash held in Trust Account	$722,270

The CODM reviews interest earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the Extension Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income (loss) are reported on the statement of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review and other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 10, 2025, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 875,000 founder shares.