Form 10-Q
period 2025-03-31
FACT II Acquisition Corp.
filed 2025-05-14
CIK 2028935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, there were 18,488,125 Class A ordinary shares, $0.0001 par value and 5,833,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

FACT II ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FACT II ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,
	2025	December 31,
	(Unaudited)	2024
ASSETS
Current assets
Cash	$1,222,026	$1,447,921
Prepaid expenses	157,906	95,833
Total current assets	1,379,932	1,543,754
Prepaid insurance	55,958	77,208
Cash held in Trust Account	178,382,954	176,597,270
TOTAL ASSETS	$179,818,844	$178,218,232
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$127,110	$97,837
Over-allotment option liability	―	26,558
Total current liabilities	127,110	124,395
Deferred legal fees	1,000,000	850,000
Deferred underwriting fee payable	7,000,000	7,000,000
TOTAL LIABILITIES	8,127,110	7,974,395

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, 17,500,000 shares at redemption value of approximately $10.19 and $10.09 per share at March 31, 2025 and December 31, 2024, respectively	178,382,954	176,597,270

SHAREHOLDERS’ DEFICIT

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 988,125 issued and outstanding at March 31, 2025 and December 31, 2024 (excluding 17,500,000 shares subject to possible redemption)	99	99
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,833,333 and 6,708,333 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	583	671
Additional paid-in capital	—	—
Accumulated deficit	(6,691,902)	(6,354,203)
TOTAL SHAREHOLDERS’ DEFICIT	(6,691,220)	(6,353,433)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$179,818,844	$178,218,232

The accompanying notes are an integral part of the unaudited condensed financial statements.

FACT II ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

General and administrative expenses	$364,345
Loss from operations	(364,345)

Other income:
Change in fair value of over-allotment liability	26,558
Interest earned on cash held in Trust Account	1,785,684
Total other income	1,812,242

Net income	$1,447,897

Weighted average shares outstanding of Class A ordinary shares	18,488,125
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.06
Weighted average shares outstanding, Class B ordinary shares	5,833,333
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.06

The accompanying notes are an integral part of the unaudited condensed financial statements.

FACT II ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	988,125	$99	6,708,333	$671	$—	$(6,354,203)	$(6,353,433)

Forfeiture of Founder Shares	—	—	(875,000)	(88)	88	—	—

Accretion for common stock to redemption amount	—	—	—	—	(88)	(1,785,596)	(1,785,684)

Net income	—	—	—	—	—	1,447,897	1,447,897

Balance – March 31, 2025 (unaudited)	988,125	$99	5,833,333	$583	$—	$(6,691,902)	$(6,691,220)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FACT II ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,447,897
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of over-allotment liability	(26,558)
Interest earned on cash held in Trust Account	(1,785,684)
Changes in operating assets and liabilities:
Prepaid expenses	(62,073)
Prepaid insurance	21,250
Accrued expenses	29,273
Deferred legal fees	150,000
Net cash used in operating activities	(225,895)

Net change in cash	(225,895)
Cash, beginning of the period	1,447,921
Cash, end of the period	$1,222,026

The accompanying notes are an integral part of the unaudited condensed financial statements.

FACT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from June 19, 2024 (inception) through March 31, 2025 relates to the Company’s formation, initial public offering (the “IPO”), and searching for a Business Combination opportunity, which are described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

On June 19, 2024, FACT II Acquisition Parent LLC, a Cayman Islands limited liability company (which is referred to as the “Sponsor”), formed FACT II Acquisition LLC, a Cayman Islands limited liability company (which is referred to as “Sponsor HoldCo”), through which the Sponsor (i) holds its founder shares (as defined below) and (ii) purchased Private Placement Securities at the date of the IPO.

The registration statement for the Company’s IPO was declared effective on November 25, 2024. On November 27, 2024, the Company consummated the IPO of 17,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $175,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 663,125 private placement units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,631,250, which is discussed in Note 4, as follows: (A) 17,500 Private Placement Units ($175,000 in the aggregate) with the Sponsor, (B) (i) 260,000 Private Placement Units and (ii) 162,500 Private Placement Units and 325,000 restricted Class A ordinary shares (such restricted Class A ordinary shares together with such Private Placement Units collectively, the “Private Placement Securities”) ($4,225,000 in the aggregate) with Sponsor HoldCo, (C) 178,500 Private Placement Units ($1,785,000 in the aggregate) with Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”) and (D) 44,625 Private Placement Units with Seaport Global Securities LLC (“Seaport”) ($446,250 in the aggregate) (collectively, the “Private Placement”). The Private Placement Units, which were purchased by the Sponsor, Sponsor HoldCo, CCM and Seaport, are identical to the Units, except that, they (including the underlying securities) are (i) subject to certain limited exceptions, will be subject to transfer restrictions until 180 days following the consummation of the Company’s initial Business Combination and (ii) will be entitled to registration rights. The Private Placement Securities, which were purchased by Sponsor HoldCo, are identical to the Private Placement Units except that they include restricted Class A ordinary shares, which will be subject to transfer restrictions until 90 days following the consummation of the Company’s initial Business Combination.

Transaction costs amounted to $11,028,226, consisting of $3,500,000 of cash underwriting fee, $7,000,000 of deferred underwriting fee, and $528,226 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting commissions held in the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO, on November 27, 2024, an amount of $175,875,000 ($10.05 per Unit) of the net proceeds of the IPO and the Private Placement was placed in the trust account (the “Trust Account”), located in the United States, with Odyssey Transfer and Trust Company acting as trustee, and the funds will be invested or held either (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. No later than 18 months after the closing of the IPO (or 24 months from the closing of the IPO if the Company has executed a definitive agreement for an initial business combination within 18 months from the IPO), the amounts held in the Trust Account will be held as cash or cash items, including in demand deposit accounts.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.05 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares were recorded at redemption value and classified as temporary equity at the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval in connection with a Business Combination, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, Sponsor HoldCo has agreed to vote its founder shares (as defined in Note 5) and any Public Shares purchased in or after the IPO in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Company will have until 18 months from the closing of the IPO (or 24 months from the closing of the IPO if the Company has executed a definitive agreement for an initial Business Combination within 18 months from the closing of the IPO) or such later period approved by the Company’s Shareholders (the “Extension Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Extension Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Sponsor HoldCo has agreed to waive its liquidation rights with respect to the founder shares if the Company fails to complete a Business Combination within the Extension Period. However, if Sponsor HoldCo acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Extension Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Extension Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the initial amount held in the Trust Account ($10.05).

Sponsor HoldCo has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.05 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Sponsor HoldCo will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that Sponsor HoldCo will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from each of the ongoing Russia-Ukraine and Israel-Hamas conflicts, as well as recent developments to trade and tariff policies of the United States and other countries. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts, as well as changes in global trade and tariff policies, are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions or tariffs, as applicable, could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions or the ongoing trade and tariff policy changes by the United States or other countries, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 27, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Liquidity and Capital Resources

As of March 31, 2025, the Company had $1,222,026 in cash and a working capital of $1,252,822. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” and through the consummation of the IPO, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these unaudited condensed financial statements. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because it became obligated to redeem a significant number of public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. The Company cannot be assured that its plans to consummate an initial Business Combination will be successful.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,222,026 and $1,447,921 in cash as of March 31, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of March 31, 2025 or December 31, 2024.

Cash Held in Trust Account

As of March 31, 2025 and December 31, 2024, all of the assets held in the Trust Account were held in a demand deposit account.

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

Offering Costs

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are directly related to the IPO. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as the Public and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 as the option was not fully exercised at the time of the IPO.

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the IPO and the private placement in accordance with guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments as equity at their assigned values.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 875,000 ordinary shares that were forfeited upon the expiry of the over-allotment option granted to the underwriters, effective as of January 10, 2025. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2025
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic	$1,100,629	$347,268
Denominator:
Basic and diluted weighted average ordinary shares outstanding	18,488,125	5,833,333
Basic and diluted net income per ordinary share	$0.06	$0.06

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$175,000,000
Less:
Proceeds allocated to Public Warrants	(525,000)
Proceeds allocated to over-allotment option	(312,296)
Class A ordinary shares issuance costs	(10,956,268)
Plus:
Remeasurement of carrying value to redemption value	13,390,834
Class A ordinary shares subject to possible redemption, December 31, 2024	$176,597,270
Plus:
Accretion for common stock to redemption amount	1,785,684
Class A ordinary shares subject to possible redemption, March 31, 2025	$178,382,954

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the IPO on November 27, 2024, the Company sold 17,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Company consummated the sale of 663,125 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,631,250, as follows: (A) 17,500 Private Placement Units ($175,000 in the aggregate) with the Sponsor, (B) (i) 260,000 Private Placement Units and (ii) 162,500 Private Placement Units and 325,000 restricted Class A ordinary shares ($4,225,000 in the aggregate) with Sponsor HoldCo, (C) 178,500 Private Placement Units ($1,785,000 in the aggregate) with CCM and (D) 44,625 Private Placement Units with Seaport ($446,250 in the aggregate).

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 12, 2024, Sponsor HoldCo made a capital contribution of $25,000 in consideration for 6,708,333 Class B ordinary shares (the “founder shares”). Effective as of January 10, 2025, upon the expiry of the underwriters’ over-allotment option, 875,000 founder shares were forfeited by Sponsor HoldCo, such that the number of founder shares collectively represents 25% of the Company’s issued and outstanding shares upon the completion of the IPO. On August 6, 2024, Sponsor HoldCo transferred 30,000 founder shares to each of the Company’s independent directors and 130,000 founder shares to the Company’s Executive Chairman (an aggregate of 220,000).

The holders of founder shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their founder shares until 180 days after completion of the Company’s initial Business Combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, either of Sponsor HoldCo, the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the Class A ordinary share or unit upon the consummation of the initial Business Combination at lender’s discretion, up to $2,000,000 of such Working Capital Loans for each such person may be convertible into a price of $10.00 per Class A ordinary share or unit, as applicable, at the option of the lender. Such Class A ordinary shares would be identical to the Private Placement Shares, and such units would be identical to the Private Placement Units. As of March 31, 2025 and December 31, 2024, there were no Working Capital Loans outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) founder shares, (ii) Private Placement Units, Class A ordinary shares underlying the Private Placement Units, Private Placement Warrants underlying the Private Placement Units and the Class A ordinary shares underlying such Private Placement Warrants, (iii) restricted Class A ordinary shares, and (iv) any Private Placement Units that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement signed prior to the date of the IPO requiring the Company to register its securities held by them for resale (in the case of the founder shares, only after conversion to Class A ordinary shares, and in the case of the restricted Class A ordinary shares, upon vesting after the consummation of the initial Business Combination). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement provides that the Company will use commercially reasonable efforts to effect the registration of the applicable securities after the completion of the initial Business Combination and prior to the expiration of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments at the IPO price, less the underwriting commissions, which option expired effective as of January 10, 2025.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,500,000 in the aggregate, which was paid upon the closing of the IPO. In addition, the underwriters were entitled to a deferred fee of (i) $0.40 per Unit sold in the offering of the IPO, or $7,000,000 in the aggregate, payable based on the percentage of funds remaining in the Trust Account after redemptions of public shares, solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Warrants — As of March 31, 2025 and December 31, 2024, there were 9,081,563 warrants outstanding, including 8,750,000 Public Warrants and 331,563 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants sold as part of the Private Placement Units will be identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 988,125 Class A ordinary shares issued and outstanding, excluding the 17,500,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 5,833,333 and 6,708,333 Class B ordinary shares issued and outstanding, respectively. On January 10, 2025, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 875,000 founder shares.

Only holders of Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the IPO and related to the closing of a Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 25% of the sum of all ordinary shares issued and outstanding upon the completion of the IPO (not including (i) any Class A ordinary shares, subject to vesting and any other restrictions, issued or deemed issued to Sponsor HoldCo (or its members or affiliates) in connection with the consummation of the IPO, (ii) the Class A ordinary shares underlying the Private Placement Warrants, (iii) any Class A ordinary shares issued to the Sponsor (or its members or affiliates) upon conversion of Working Capital Loans, and (iv) any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination). The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for Class A ordinary shares, including but not limited to a private placement of equity or debt.

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

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the condensed balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment liability in the condensed statement of operations.

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

The key inputs into the Black-Scholes model were as follows at December 31, 2024 and the at initial measurement date of the over-allotment option:

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

On January 10, 2025, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 875,000 founder shares and the elimination of the corresponding over-allotment option liability.

Public Warrants are not remeasured subsequent to the date of the IPO.

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the condensed statement of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	March 31,	December 31,
	2025	2024
Trust Account	$178,382,954	$176,597,270
Cash	$1,222,026	$1,447,921

For the Three Months Ended March 31, 2025
General and administrative expenses	$364,345
Interest earned on cash held in Trust Account	$1,785,684

The CODM reviews interest earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the Extension Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the condensed statement of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on June 19, 2024 as a Cayman Islands exempted company, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of our IPO and the sale of the Private Placement Securities, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 19, 2024 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for our IPO, described below, and identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. Subsequent to our IPO, we generate non-operating income in the form of interest income on cash held in the trust account established in connection with our IPO (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had net income of $1,447,897, which consists of interest income on cash held in the Trust Account of $1,785,684 and change on overallotment liability of $26,558, offset by operating costs of $364,345.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the consummation of our IPO through receipt from our Sponsor of $25,000 for the sale of the founder shares.

We consummated our IPO of 17,500,000 units at $10.00 per unit, generating gross proceeds of $175,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 663,125 private placement units at a price of $10.00 per private placement unit, generating gross proceeds of $6,631,250, as follows: (A) 17,500 private placement units ($175,000 in the aggregate) with the Sponsor, (B) (i) 260,000 private placement units and (ii) 162,500 private placement units and 325,000 restricted Class A ordinary shares ($4,225,000 in the aggregate) with Sponsor HoldCo, (C) 178,500 private placement units ($1,785,000 in the aggregate) with CCM and (D) 44,625 private placement units with Seaport ($446,250 in the aggregate).

Following the closing of our IPO and the concurrent private placement, a total of $175,875,000 was placed in the Trust Account. We incurred $11,028,226 of transaction costs, consisting of $3,500,000 of cash underwriting fee, $7,000,000 of deferred underwriting fee, and $528,226 of other offering costs.

For the three months ended March 31, 2025, cash used in operating activities was $225,895. Net income of $1,447,897 was affected by interest earned cash held in the Trust Account of $1,785,684, change in fair value of overallotment liability of $26,558, and net change in operating assets and liabilities of $138,450.

As of March 31, 2025, we had cash held in the Trust Account of $178,382,954. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $1,222,026 in our operating bank account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters had a 45-day option from the date of our IPO to purchase up to an additional 2,625,000 units to cover over-allotments, if any. The over-allotment option expired unexercised on January 10, 2025 and Sponsor HoldCo forfeited 875,000 founder shares upon expiration of the over-allotment option on January 10, 2025.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,500,000 in the aggregate, which was paid upon the closing of the IPO. In addition, the underwriters were entitled to a deferred fee of (i) $0.40 per Unit sold in the offering of the IPO, or $7,000,000 in the aggregate, payable based on the percentage of funds remaining in the trust account after redemptions of public shares, solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

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

On November 27, 2024, the Company consummated the IPO of 17,500,000 Units at $10.00 per Unit, generating gross proceeds of $175,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 663,125 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,631,250, as follows: (A) 17,500 Private Placement Units ($175,000 in the aggregate) with the Sponsor, (B) (i) 260,000 Private Placement Units and (ii) 162,500 Private Placement Units and 325,000 restricted Class A shares ($4,225,000 in the aggregate) with Sponsor HoldCo, (C) 178,500 Private Placement Units ($1,785,000 in the aggregate) with CCM and (D) 44,625 Private Placement Units with Seaport ($446,250 in the aggregate).

Of the gross proceeds received from the IPO and the Private Placement, an aggregate of $175,875,000 was placed in the Trust Account. The proceeds held in the Trust Account will be invested or held either (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders.

We incurred a total of $11,028,226 of transaction costs, consisting of $3,500,000 of cash underwriting fee, $7,000,000 of deferred underwriting fee, and $528,226 of other offering costs.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42421), filed with the SEC on November 27, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACT II ACQUISITION CORP.

Date: May 14, 2025	By:	/s/ Adam Gishen
	Name:	Adam Gishen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Min Lee
	Name:	Min Lee
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)