Form 10-Q
period 2025-06-30
FACT II Acquisition Corp.
filed 2025-08-13
CIK 2028935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, there were 18,488,125 Class A ordinary shares, $0.0001 par value and 5,833,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

FACT II ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2025 and for the period from June 19, 2024 (inception) through June 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2025 and for the period from June 19, 2024 (inception) through June 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the period from June 19, 2024 (inception) through June 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FACT II ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,
	2025	December 31,
	(Unaudited)	2024
ASSETS
Current assets
Cash	$1,088,465	$1,447,921
Prepaid expenses	131,833	95,833
Total current assets	1,220,298	1,543,754
Prepaid insurance	34,708	77,208
Cash held in Trust Account	180,202,115	176,597,270
TOTAL ASSETS	$181,457,121	$178,218,232
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$83,863	$97,837
Over-allotment option liability	―	26,558
Total current liabilities	83,863	124,395
Deferred legal fees	1,050,000	850,000
Deferred underwriting fee payable	7,000,000	7,000,000
TOTAL LIABILITIES	8,133,863	7,974,395

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, 17,500,000 shares at redemption value of approximately $10.30 and $10.09 per share at June 30, 2025 and December 31, 2024, respectively	180,202,115	176,597,270

SHAREHOLDERS’ DEFICIT

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 988,125 issued and outstanding at June 30, 2025 and December 31, 2024 (excluding 17,500,000 shares subject to possible redemption)	99	99
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,833,333 and 6,708,333 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	583	671
Additional paid-in capital	—	—
Accumulated deficit	(6,879,539)	(6,354,203)
TOTAL SHAREHOLDERS’ DEFICIT	(6,878,857)	(6,353,433)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$181,457,121	$178,218,232

The accompanying notes are an integral part of the unaudited condensed financial statements.

FACT II ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the period from June 19, 2024 (inception) through June 30, 2024
General and administrative expenses	$199,558	$563,903	$—
Loss from operations	(199,558)	(563,903)	—

Other income:
Change in fair value of over-allotment liability	—	26,558	—
Interest earned on bank account	11,921	11,921
Interest earned on cash held in Trust Account	1,819,161	3,604,845	—
Total other income	1,831,082	3,643,324

Net income	$1,631,524	$3,079,421	$—

Weighted average shares outstanding of Class A ordinary shares	18,488,125	18,488,125	—
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.07	$0.13	$—
Weighted average shares outstanding, Class B ordinary shares	5,833,333	5,833,333	5,833,333
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.07	$0.13	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

FACT II ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	988,125	$99	6,708,333	$671	$—	$(6,354,203)	$(6,353,433)

Forfeiture of Founder Shares	—	—	(875,000)	(88)	88	—	—

Accretion for ordinary shares subject to redemption	—	—	—	—	(88)	(1,785,596)	(1,785,684)

Net income	—	—	—	—	—	1,447,897	1,447,897

Balance – March 31, 2025 (unaudited)	988,125	$99	5,833,333	$583	$—	$(6,691,902)	$(6,691,220)

Accretion for ordinary shares subject to redemption	—	—	—	—	―	(1,819,161)	(1,819,161)

Net income	—	—	—	—	—	1,631,524	1,631,524

Balance – June 30, 2025 (unaudited)	988,125	$99	5,833,333	$583	$—	$(6,879,539)	$(6,878,857)

FOR THE PERIOD FROM JUNE 19, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 19, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance – June 30, 2024 (unaudited)	—	$—	—	$—	$—	$—	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FACT II ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2025	For the period from June 19, 2024 (inception) through June 30, 2024
Cash Flows from Operating Activities:
Net income	$3,079,421	$—
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of over-allotment liability	(26,558)	―
Interest earned on cash held in Trust Account	(3,604,845)	—
Changes in operating assets and liabilities:
Prepaid expenses	(36,000)	—
Prepaid insurance	42,500	—
Accrued expenses	(13,974)	—
Deferred legal fees	200,000	—
Net cash used in operating activities	(359,456)	—

Net Change in Cash	(359,456)	—
Cash – Beginning of period	1,447,921	—
Cash – End of period	$1,088,465	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FACT II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. There was no activity for the period from June 19, 2024 (inception) through June 30, 2025 besides the Company’s formation, initial public offering (the “IPO”), and searching for a Business Combination opportunity, which are described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 27, 2025. The interim results for the three and six months ended June 30, 2025 and for the period from June 19, 2024 (inception) through June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Liquidity and Capital Resources

As of June 30, 2025, the Company had $1,088,465 in cash and a working capital of $1,136,435. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” and through the consummation of the IPO, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these unaudited condensed financial statements; however, the liquidation date raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,088,465 and $1,447,921 in cash as of June 30, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of June 30, 2025 or December 31, 2024.

Cash Held in Trust Account

As of June 30, 2025 and December 31, 2024, all of the assets held in the Trust Account were held in a demand deposit account.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025		For the period from June 19, 2024 (inception) through June 30, 2024
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income basic	$1,240,215	$391,310	$2,340,843	$738,578	$—	$—
Denominator:
Basic and diluted weighted average ordinary shares outstanding	18,488,125	5,833,333	18,488,125	5,833,333	—	5,833,333
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.13	$0.13	$—	$0.00

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$175,000,000
Less:
Proceeds allocated to Public Warrants	(525,000)
Proceeds allocated to over-allotment option	(312,296)
Class A ordinary shares issuance costs	(10,956,268)
Plus:
Remeasurement of carrying value to redemption value	13,390,834
Class A ordinary shares subject to possible redemption, December 31, 2024	$176,597,270
Plus:
Accretion for common stock to redemption amount	1,785,684
Class A ordinary shares subject to possible redemption, March 31, 2025	$178,382,954
Plus:
Accretion for common stock to redemption amount	1,819,161
Class A ordinary shares subject to possible redemption, June 30, 2025	$180,202,115

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, either of Sponsor HoldCo, the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the Class A ordinary share or unit upon the consummation of the initial Business Combination at lender’s discretion, up to $2,000,000 of such Working Capital Loans for each such person may be convertible into a price of $10.00 per Class A ordinary share or unit, as applicable, at the option of the lender. Such Class A ordinary shares would be identical to the Private Placement Shares, and such units would be identical to the Private Placement Units. As of June 30, 2025 and December 31, 2024, there were no Working Capital Loans outstanding.

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

Warrants — As of June 30, 2025 and December 31, 2024, there were 9,081,563 warrants outstanding, including 8,750,000 Public Warrants and 331,563 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 988,125 Class A ordinary shares issued and outstanding, excluding the 17,500,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 5,833,333 and 6,708,333 Class B ordinary shares issued and outstanding, respectively. On January 10, 2025, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 875,000 founder shares.

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

The key inputs into the Black-Scholes model were as follows at December 31, 2024 and the at initial measurement date of the over-allotment option:

Inputs	December 31, 2024
Risk-free interest rate	4.40%
Expected term (years)	0.04
Expected volatility	4.91%
Exercise price	$10.00

Inputs	November 27, 2024
Risk-free interest rate	4.76%
Expected term (years)	0.12
Expected volatility	6.23%
Exercise price	$10.00

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

	June 30,	December 31,
	2025	2024
Trust Account	$180,202,115	$176,597,270
Cash	$1,088,465	$1,447,921

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the period from June 19, 2024 (inception) through June 30, 2024
General and administrative expenses	$199,558	$563,903	$—
Interest earned on cash held in Trust Account	$1,819,161	$3,604,845	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 19, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for our IPO, described below, and identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. Subsequent to our IPO, we generate non-operating income in the form of interest income on cash held in the trust account established in connection with our IPO (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net income of $1,631,524, which consists of interest income on cash held in the Trust Account of $1,819,161 and interest earned on bank account of $11,921, offset by general and administrative expenses of $199,558.

For the six months ended June 30, 2025, we had net income of $3,079,421, which consists of interest income on cash held in the Trust Account of $3,604,845, change on overallotment liability of $26,558 and interest earned on bank account of $11,921, offset by general and administrative expenses of $563,903.

For the period from June 19, 2024 (inception) through June 30, 2024, we had no income or expenses.

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

For the six months ended June 30, 2025, cash used in operating activities was $359,456. Net income of $3,079,421 was affected by interest earned on cash held in the Trust Account of $3,604,845, change in fair value of overallotment liability of $26,558, and net change in operating assets and liabilities of $192,526.

For the period from June 19, 2024 (inception) through June 30, 2024, there were no cash activities.

As of June 30, 2025, we had cash held in the Trust Account of $180,202,115. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $1,088,465 in our operating bank account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Nonetheless, the mandatory liquidation date, should a Business Combination not occur by May 27, 2026, and the potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FACT II ACQUISITION CORP.

Date: August 13, 2025	By:	/s/ Adam Gishen
	Name:	Adam Gishen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Min Lee
	Name:	Min Lee
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)