Form 10-K
period 2025-12-31
FACT II Acquisition Corp.
filed 2026-03-13
CIK 2028935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

At June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of the Registrant’s Class A ordinary shares on such date, as reported on The Nasdaq Global Market, was $182,559,603.

As of March 12, 2026 there were 18,488,125 shares of the Registrant's Class A ordinary shares, $0.0001 par value, and 5,833,333 of the Registrant’s Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	risks associated with our proposed business combination with Precision Aerospace & Defense Group, Inc.;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, which is impacted by various factors;

●	our expectations around the performance of a prospective target business or businesses or of markets or industries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with or otherwise conflicting contractual obligations in connection with our business or in approving or consummating our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our directors and officers to generate a number of potential business combination opportunities;

●	the potential liquidity and trading of our public securities;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	global geopolitical conditions resulting from political and economic instability, including wars, terrorism and political unrest, including the outbreak of hostilities in Ukraine and the Middle East and potential instability in Venezuela, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

●	the trust account not being subject to claims of third parties;

●	our financial performance following our initial public offering; and

●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

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

ii

Part I

References in this Annual Report to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association in effect upon the completion of our initial public offering;

●	“Business Combination” are to the Merger, the Domestication and the other transactions contemplated by the Business Combination Agreement;

●	“Business Combination Agreement” are to the Business Combination Agreement, dated as of November 26, 2025 (as it may be amended, restated, supplemented, or otherwise modified from time to time), by and among the Company, Sponsor HoldCo, Merger Sub, and PAD;

●	“CCM” are to Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, a representative of the underwriters in our initial public offering;

●	“Closing” are to the closing of the Business Combination;

●	“Closing Date” are to the date the Closing occurs;

●	“Domestication” are to the deregistration of the Company from the Cayman Islands and the registration by way of continuation of the Company as a corporation incorporated in the State of Delaware, in accordance with the amended and restated memorandum and articles of association, Section 388 of the DGCL and Part XII of the Cayman Companies Act;

●	“non-managing HoldCo investors” means certain investors (none of which are affiliated with any member of our management, our sponsor or any other investor, except for Robert Rackind, our Executive Chairman) that (A) purchased $88 million of the units sold in our initial public offering at the offering price and (B) purchased, indirectly through the purchase of non-managing Sponsor HoldCo membership interests, (i) an aggregate of 260,000 private placement units at a price of $10.00 per unit and (ii) 162,500 private placement units and 325,000 restricted Class A shares, which shares would vest only upon the consummation of the initial business combination, at a combined price of $10.00 per private placement security ($4,225,000 in the aggregate), reflecting the issuance of restricted Class A shares at no additional price; subject to each non-managing HoldCo investor purchasing, indirectly through Sponsor HoldCo, the private placement units or private placement securities, as applicable, allocated to, Sponsor HoldCo issued membership interests at a nominal purchase price to the non-managing HoldCo investors at the closing of our initial public offering reflecting interests in an aggregate of 6,468,333 founder shares (which were subsequently reduced by 875,000 founder shares that were forfeited effective as of January 10, 2025 upon the expiry of the underwriters’ over-allotment option) and 325,000 restricted Class A shares, as applicable, held by Sponsor HoldCo;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“directors” are to our directors;

●	“founder shares” are to our Class B ordinary shares initially purchased by Sponsor Holdco, a portion of which were transferred to our three independent directors and our Executive Chairman prior to the effectiveness of the Registration Statement, and our Class A ordinary shares that will be issued upon conversion thereof as provided in the Registration Statement;

●	“initial shareholders” are to Sponsor Holdco and the three independent directors and our Executive Chairman who will hold our founder shares prior to the completion of our initial public offering;

●	“initial public offering” or “IPO” are to the initial public offering that we consummated on November 27, 2024;

●	“letter agreement” refer to the letter agreement, included hereto as Exhibit 10.7;

●	“Lock-Up Agreements” are to collectively the Sponsor Lock-Up Agreement and the PAD Shareholder Lock-Up Agreement;

●	“management” or our “management team” are to our directors and officers;

●	“Merger” are to the merger of Merger Sub with and into PAD with PAD surviving the merger as a wholly-owned subsidiary of the Company;

●	“Merger Sub” are to Patriot Merger Subsidiary, Inc., a Florida corporation and a direct, wholly-owned subsidiary of FACT;

●	“Nasdaq” are to The Nasdaq Global Market, unless the context requires otherwise;

●	“New PAD” are to the post-Merger entity, Precision Aerospace & Defense Group, Inc., a Florida corporation;

●	“New PAD Common Stock” are to our Class A ordinary shares, par value $0.0001 per share, after the consummation of the Merger.

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“PAD” are to Precision Aerospace & Defense Group, Inc., a Florida corporation;

●	“permitted withdrawals” means amounts withdrawn from the trust account to pay our franchise and income tax obligations, provided that permitted withdrawals can only be made from interest earned and not from the principal held in the trust account;

●	“private placement securities” are to the private placement units and the restricted class A shares, collectively;

●	“private placement shares” are to the Class A ordinary shares sold as part of the private placement units;

●	“private placement units” are to the units issued to Sponsor HoldCo, CCM and Seaport in private placements simultaneously with the closing of our initial public offering, which private placement units are identical to the units sold in our initial public offering, subject to certain limited exceptions described in the prospectus filed November 26, 2024;

●	“private placement warrants” are to the warrants sold as part of the private placement units;

●	“public shareholders” are to the holders of our public shares, including Sponsor HoldCo, our sponsor, any non-managing HoldCo investors, directors and officers to the extent such persons purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public warrants” are to our warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“Registration Statement” are to the Company’s registration statement on Form S-1 (File No. 333-281593) relating to the Company’s initial public offering, which was declared effective by the Securities and Exchange Commission;

●	“restricted Class A shares” are to 325,000 Class A ordinary shares, par value $0.0001 per share, which would vest only upon the consummation of our initial business combination;

●	“Seaport” are to Seaport Global Securities LLC, a representative of the underwriters in our initial public offering;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Senior Advisor” are to Rachelle du Rocher, a senior advisor of our company;

●	“sponsor” and “FACT Sponsor” are to FACT II Acquisition Parent LLC, a Cayman Islands limited liability company;

●	“Sponsor HoldCo” are to FACT II Acquisition LLC, a Cayman Islands limited liability company, formed by our sponsor on June 19, 2024, which directly holds (i) all of the founder shares (other than the founder shares held by our three independent directors and our Executive Chairman) and (ii) upon consummation of the private placement that closed simultaneously with the closing of our initial public offering, 422,500 private placement units and 325,000 restricted Class A shares;

●	“warrants” are, collectively, to the public warrants and the private placement warrants;

●	“warrant agreement” are, together, to our warrant agreement governing the warrants;

●	“we,” “us,” “our,” “Company,” “FACT” or our “company” are to FACT II Acquisition Corp., a Cayman Islands exempted company.

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar; and

●	“£” and “British pound” each refer to British pound sterling.

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

The leadership team has a broad network of relationships in both the public and private sectors, with access to both mature (U.S. and Europe) and emerging markets (Asia, Latin America and Africa), which we believe will provide us with a range of attractive potential business combinations and opportunities.

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

Competitive Strengths

We believe that we possess several competitive strengths to successfully source, evaluate and execute an initial business combination. We believe that the background, operating history and experience of our management team provides us not only with access to a broad spectrum of investment opportunities, but also with the ability to significantly improve upon the operational and financial performance of a target business. Our management team has previously successfully funded a special purpose acquisition company (“SPAC”) and subsequently completed an initial business combination with a high-quality target. Our management team’s previous SPAC experience includes the founding of Freedom Acquisition I Corp., which raised $345 million in March 2021 and subsequently completed its initial business combination with Complete Solaria, Inc. (subsequently renamed SunPower Inc.) (Nasdaq: SPWR) in July 2023. In connection with that business combination, $13.4 million in trust non-redemptions, $33.3 million in convertible financing, $16.3 million in equity and $67.2 million by way of committed financing through forward purchase agreements were raised.

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

The Proposed Business Combination

Business Combination Agreement

On November 26, 2025, we entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among us, FACT II Acquisition LLC, a Cayman Islands limited liability company (“Sponsor HoldCo”), Patriot Merger Subsidiary, Inc., a Florida corporation and our direct, wholly-owned subsidiary (“Merger Sub”) and Precision Aerospace & Defense Group, Inc., a Florida corporation (“PAD”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein: (i) we will domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and Part XII of the Companies Act (As Revised) of the Cayman Islands (the “Domestication”); and (ii) following the Domestication, Merger Sub will merge with and into PAD with PAD surviving the merger as our wholly-owned subsidiary (the “Merger”), in accordance with the Business Combination Agreement and the Florida Business Corporation Act. It is anticipated that PAD will continue its corporate existence under its current name and is referred to herein as “New PAD” as of the time following the Merger. The Domestication, the Merger, and other transactions contemplated by the Business Combination Agreement are collectively referred to herein as the “Business Combination,” the consummation of the Merger is referred to as the “Closing” and the date of the Closing is referred to as the “Closing Date.”

The Domestication

The Domestication will occur after the date of the Business Combination Agreement and before the Closing Date.

In connection with the Domestication: (i) each then issued and outstanding Class A ordinary share, par value $0.0001 per share, shall convert automatically, on a one-for-one basis, into one share of class A common stock, par value $0.0001 per share (the “FACT Class A Common Stock”); (ii) each then issued and outstanding Class B ordinary share, par value $0.0001 per share, shall convert automatically, on a one-for-one basis, into one share of class B common stock, par value $0.0001 per share (the “FACT Class B Common Stock,” and together with the FACT Class A Common Stock as of the effective time of the Merger (the “Effective Time”), the “FACT Common Stock”); and (iii) each SPAC Warrant (as defined in the Business Combination Agreement) that is outstanding immediately prior to the Domestication shall, from and after the Domestication, represent the right to purchase one share of FACT Class A Common Stock at an exercise price of $11.50 per share, on the terms and conditions set forth in the applicable warrant agreement.

Merger Consideration and Structure

Within two business days after the Closing Date, PAD shall deposit, or cause to be deposited, in trust with or otherwise make available to an exchange agent acceptable to PAD (the “Exchange Agent”) for the benefit of the holders of shares of PAD Preferred Stock (as defined in the Business Combination Agreement), for exchange in accordance with the Business Combination Agreement, through the Exchange Agent, cash in an amount equal to the sum of the Preferred Stock Cash Payment and the Preferred Stock Dividend Payment (each as defined in the Business Combination Agreement).

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the Effective Time: (i) each share of common stock of PAD, par value $0.001 per share (“PAD Shares”), that is issued and outstanding immediately prior to the Effective Time (other than any treasury shares and dissenting shares) will be automatically canceled and converted into the right to receive a number of shares of FACT Common Stock equal to 12,388,291 divided by the number of PAD Shares issued and outstanding immediately prior to the Effective Time; (ii) each share of Series A Preferred Stock of PAD, par value $0.001 per share, (the “PAD Series A Preferred Stock”) (other than any treasury shares and dissenting shares) that is issued and outstanding immediately prior to the Effective Time will be automatically canceled and converted into the right to receive (A) $5.00 in cash, which amount is equal to the original purchase price per share of the PAD Series A Preferred Stock, and (B) a number of shares of FACT Common Stock equal to 621,500 divided by the number of shares of PAD Series A Preferred Stock, PAD Series B Preferred Stock, and PAD Series C Preferred Stock issued and outstanding immediately prior to the Effective Time (the “Per Share Series A-C Preferred Stock Consideration”); (iii) each share of Series B Preferred Stock of PAD, par value $0.001 per share (the “PAD Series B Preferred Stock”) (other than any treasury shares and dissenting shares) that is issued and outstanding immediately prior to the Effective Time will be automatically canceled and converted into the right to receive (A) $5.00 in cash, which amount is equal to the original purchase price per share of PAD Series B Preferred Stock, and (B) the Per Share Series A-C Preferred Stock Consideration; (iv) each share of Series C Preferred Stock of PAD, par value $0.001 per share (the “PAD Series C Preferred Stock”) (other than any treasury shares and dissenting shares) that is issued and outstanding immediately prior to the Effective Time will be automatically canceled and converted into the right to receive (A) $5.00 in cash, which amount is equal to the original purchase price per share of PAD Series C Preferred Stock, and (B) the Per Share Series A-C Preferred Stock Consideration; (v) each share of Series D Preferred Stock of PAD, par value $0.001 per share (the “PAD Series D Preferred Stock”) (other than any treasury shares and dissenting shares) that is issued and outstanding immediately prior to the Effective Time will be automatically canceled and converted into the right to receive (A) $5.00 in cash, which amount is equal to the original purchase price per share of PAD Series D Preferred Stock, and (B) a number of shares of FACT Common Stock equal to 300,000 divided by the number of shares of PAD Series D Preferred Stock issued and outstanding immediately prior to the Effective Time; (vi) each outstanding option (whether vested or unvested) to purchase PAD Shares granted under PAD’s 2024 Omnibus Securities and Incentive Plan (“PAD Option”) that is outstanding as of immediately prior to the Effective Time will be automatically canceled and converted into an option to purchase FACT Class A Common Stock upon the same terms and conditions as are in effect with respect to such PAD Option immediately prior to the Effective Time; and (vii)(A) provided that if any Specified Acquisition (as defined in the Business Combination Agreement) is consummated on or before the Closing Date, the Acquisition Shares (as defined in the Business Combination Agreement) issuable in respect of such Specified Acquisition shall be issued to the applicable recipient pursuant to the terms of the definitive agreements providing for such Specified Acquisition, and (B) if any Specified Acquisition has not yet been consummated on or before the Closing Date, the Acquisition Shares issuable pursuant to the terms of the definitive agreements providing for such Specified Acquisition shall not be issued and shall be issued only upon the consummation, if any, of such Specified Acquisition and in accordance with the terms of the definitive agreements providing for such Specified Acquisition.

Representations, Warranties and Covenants

The parties to the Business Combination Agreement have agreed to customary representations and warranties for transactions of this type. In addition, the parties to the Business Combination Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of PAD and us during the period between execution of the Business Combination Agreement and the Closing. Each of the parties to the Business Combination Agreement has agreed to use its commercially reasonable efforts to cause all actions and things necessary to consummate the Business Combination as soon as reasonably practicable. The representations, warranties, covenants, obligations and agreements of the parties made in the Business Combination Agreement will not survive the Closing, except for the covenants, obligations and agreements contained therein that by their terms expressly apply in whole or in part after the Closing and then only with respect to any breaches occurring after the Closing, the provisions of Article XI of the Business Combination Agreement and any Fraud Claims (as defined in the Business Combination Agreement).

Registration Statement / Proxy Statement

FACT and PAD have filed with the SEC a registration statement on Form S-4 relating to the Business Combination (the “Registration Statement on Form S-4”), which will contain a proxy statement relating to a meeting of our shareholders (the “FACT Shareholders Meeting”) to be held to consider, among other things, (x) approval of the Domestication, (y) approval of the Business Combination (including the approval and adoption of the Business Combination Agreement, the Merger, ancillary documents and other transactions) and (z) the adoption and approval of certain other proposals the parties deem necessary to effectuate the Business Combination.

Conditions to Closing

Under the Business Combination Agreement, the obligations of the parties to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions including: (i) the approval and adoption of the Business Combination Agreement and transactions contemplated thereby by requisite vote of our shareholders and PAD stockholders, respectively; (ii) the absence of laws, rules, regulations, judgments, decrees, executive orders or awards making the Business Combination illegal or otherwise prohibiting its consummation or restraining or imposing any condition on its consummation; (iii) the Registration Statement on Form S-4 having been declared effective by the SEC under the Securities Act, no stop order suspending the effectiveness of the Registration Statement on Form S-4 being in effect, and no proceedings for purposes of suspending the effectiveness of the Registration Statement on Form S-4 having been initiated or threatened in writing by the SEC; and (iv) (x) all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the transactions having expired or been terminated, (y) at least sixty (60) days shall have elapsed since the submission to the United States Department of State Directorate of Defense Trade Controls of all information required by 22 C.F.R. § 122.4(b), and (z) each consent of any Governmental Authority (as defined in the Business Combination Agreement) required to consummate the transactions having been obtained and shall be in full force and effect.

The obligations of PAD to consummate the Business Combination are further subject to additional conditions, including, among others: (i) the truth and accuracy of the representations and warranties of us and Merger Sub, subject to customary bring-down standards; (ii) material compliance by us and Merger Sub with our respective obligations, agreements and covenants under the Business Combination Agreement; (iii) receipt by PAD of our closing certificate; (iv) there being no Material Adverse Effect (as defined in the Business Combination Agreement) with respect to us; (v) us having provided the public holders of our Class A ordinary shares the opportunity to make redemption elections with respect thereto; (vi) our initial listing application conditionally approved for listing shall have been conditionally approved and, immediately following the Effective Time, we shall satisfy any applicable initial listing requirements of The Nasdaq Stock Market LLC; (vii) the aggregate cash proceeds from the trust account established in connection with our IPO (the “Trust Account”) and other sources as set forth in the Business Combination Agreement, equaling no less than $75,000,000 (after deducting SPAC Transaction Expenses (as defined in the Business Combination Agreement) and any amounts paid to our shareholders that exercise their redemption rights in connection with the Business Combination); (viii) receipt of certain executed ancillary documents and amended and restated organizational documents; and (ix) us having taken appropriate measures to have all funds held in the Trust Account to be disbursed to us and released from the Trust Account to New PAD on the Closing Date.

The obligations of us and Merger Sub to consummate the Business Combination are subject to additional conditions, including, among other things: (i) the truth and accuracy of the representations and warranties of PAD, subject to customary bring-down standards; (i) material compliance by PAD with its agreements and covenants under the Business Combination Agreement; (iii) no Material Adverse Effect (as defined in the Business Combination Agreement) having occurred since the date of the Business Combination Agreement that is continuing; and (iv) receipt of a closing certificate of PAD and certain executed ancillary documents.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances, including, without limitation, (i) by mutual written consent of us and PAD; (ii) by written notice by either us or PAD, if the Closing has not occurred by March 31, 2026, unless a breach or violation by such party or its affiliates of any representation, warranty, covenant or obligation under the Business Combination Agreement was the principal cause of the failure of the Closing to occur by such date; (iii) by written notice by either us or PAD, in the event an applicable governmental, regulatory or administrative authority has enacted, issued or enforced a final and non-appealable law, rule, regulation, judgment, decree, order or award having the effect of making the Business Combination illegal or otherwise prohibiting, restraining or imposing any condition of the consummation of the Business Combination; (iv) by written notice by us or PAD, if we or PAD, as applicable, have breached any of our respective representations, warranties, covenants or agreements contained in the Business Combination Agreement, and such failure or breach would render certain conditions precedents to the Closing incapable of being satisfied, and such breach or failure is not cured by the time allotted in the Business Combination Agreement; (v) by written notice by us or PAD, if our board of directors or the board of PAD, as applicable, has made a Change in Recommendation (as defined in the Business Combination Agreement); (vi) by written notice by us or PAD, as applicable, if the PAD shareholder meeting is held and the Required SPAC Shareholder Approval (as defined in the Business Combination Agreement) was not obtained; or (vii) by written notice by us if, PAD shall have failed to deliver duly executed copies of PAD Support Agreements (as defined below) between PAD, us, and such number of PAD shareholders that constitute the Requisite Majority (as defined in the Business Combination Agreement) unless such action violates or is reasonably expected to result in a violation Section 5 of the Securities Act; provided, however, in the case of (ii) and (iii), such ability to terminate is only available if failure by the party seeking to terminate the Business Combination Agreement to fulfill any obligation under the Business Combination Agreement has not been the principal cause of the failure of the Closing to occur or the legal restraint to be implemented.

Effect of Termination

If the Business Combination Agreement is terminated, it will become null and void, and there will be no liability under the Business Combination Agreement on the part of any party thereto, except for any liability on the part of any party for any willful and material breach of the Business Combination Agreement, except that each of (i) the covenants of the parties with respect to confidentiality, (ii) the agreement by each party to pay its own fees and expenses, (iii) the parties’ waiver of claims against the Trust Account, and (iv) the provisions of Article XI of the Business Combination Agreement shall remain in full force and effect.

Other Agreements

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, on November 26, 2025, Sponsor HoldCo entered into a voting and support agreement with us and PAD (the “Sponsor Support Agreement”). Under the Sponsor Support Agreement, among other things, Sponsor HoldCo agreed to vote, at any meeting of our shareholders, and in any action by written consent of our shareholders, all of its Class A ordinary shares and Class B ordinary shares (i) in favor of each of the Business Combination Agreement, any ancillary document required by the Business Combination Agreement, the Domestication and the Business Combination, including the Merger, and any other matters necessary or appropriate for consummation of the Business Combination; and (ii) against any proposal relating to an Alternative Transaction (as defined in the Business Combination Agreement) or any proposal that would be reasonably likely to materially impede, interfere with, delay or attempt to discourage, frustrate the purposes of, result in a breach by PAD or us of, prevent or nullify any provision of the Business Combination Agreement. In addition, the Sponsor Support Agreement prohibits Sponsor HoldCo from, among other things, selling, assigning or transferring any Class A ordinary shares or Class B ordinary shares held by it, other than pursuant to the terms of the Sponsor Support Agreement or as expressly contemplated by the Business Combination Agreement, until the earlier of (a) the Closing and (b) the valid termination of the Business Combination Agreement.

PAD Support Agreements

The Business Combination Agreement provides that, within 45 days following the execution of the Business Combination Agreement, PAD will deliver to us duly executed copies of one or more Voting and Support Agreements (the “PAD Support Agreements”) among PAD, us and certain shareholders of PAD (the “PAD Supporting Stockholders”). Pursuant to the PAD Support Agreements, each PAD Supporting Stockholder shall vote (i) in favor of each of the Business Combination Agreement and the Business Combination and any other matters necessary or reasonably requested by PAD for consummation of the Merger or any other transactions contemplated by the Business Combination Agreement and the approval of the Business Combination; (ii) against any proposal relating to an Alternative Transaction (as defined in the Business Combination Agreement); and (iii) against any proposal that would be reasonably likely to materially impede, interfere with, delay or attempt to discourage, frustrate the purposes of, result in a breach by PAD or us of, prevent or nullify any provision of the Business Combination Agreement.

The PAD Support Agreements will also prohibit the PAD Supporting Stockholders from, among other things, selling, assigning or transferring any capital stock of PAD held by them, other than pursuant to the terms of the Sponsor Support Agreement or as expressly contemplated by the Business Combination Agreement, until the earlier of (i) the Closing and (ii) the valid termination Business Combination Agreement.

Lock-Up Agreements

In connection with the Closing, (i) we, PAD, Sponsor HoldCo and certain holders of our equity interests will each enter into a lock-up agreement (the “Sponsor Lock-Up Agreement”), and (ii) we, PAD and certain holders of PAD’s equity interests will each enter into a lock-up agreement (the “PAD Shareholder Lock-Up Agreement” and, together with the Sponsor Lock-Up Agreement, the “Lock-Up Agreements”), in each case with New PAD.

Pursuant to the Lock-Up Agreements, Sponsor HoldCo, the holders of our equity interests signatory thereto, and the holders of PAD’s equity interests signatory thereto, as applicable, will agree not to transfer (except for certain permitted transfers) (i) any shares of New PAD Common Stock issuable upon the conversion of PAD equity interests or Class B ordinary shares, as applicable, and held by such holders after the Closing until 180 days after the Closing Date and (ii) any shares of New PAD Common Stock issuable upon conversion of shares of restricted Class A shares and held by such holders after the Closing until 90 days after the Closing Date.

Certain Related Agreements and Transactions

Advisory Agreement

On November 26, 2025, we entered into an advisory agreement (the “Advisory Agreement”) with our sponsor pursuant to which our sponsor will provide certain services to us including, without limitation, in each case relating to the Business Combination, assisting us in preparing presentations, introducing us to potential investors, assisting us in arranging meetings with stockholders of PAD to the extent applicable, and assisting us with the preparation of any press releases and filings. The Advisory Agreement provides for us to pay to our sponsor a fee of up to $240,000 (which, in our sole discretion, may be payable in up to 12 monthly installments). The Advisory Agreement was reviewed and approved by our board of directors and our audit committee.

Initial Business Combination

We have up to 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) to consummate an initial business combination. The Business Combination Agreement was entered into on November 26, 2025, which is within 18 months from the closing of our initial public offering; accordingly, we have up to 24 months from the closing of our initial public offering to consummate an initial business combination. We may also hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity). Our sponsor, Sponsor HoldCo, executive officers, directors and director nominees have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account, divided by the number of then outstanding public shares, subject to the limitations described herein. Our initial shareholders will lose their entire investment in us if our initial business combination is not completed within 24 months from the closing of our initial public offering unless we extend the amount of time we have to consummate an initial business combination by obtaining shareholder approval to amend our amended and restated memorandum and articles of association (such additional period, the “Extension Period”). While we do not currently intend to seek such shareholder approval, we may elect to do so in the future. There is no limit on the number of extensions that we may seek. If we do not or are unable to extend the time period to consummate our initial business combination, our sponsor’s investment in our founder shares, our private placement units and restricted Class A shares will be worthless.

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

Our proposed Business Combination with PAD is structured such that, following the consummation of the Business Combination, PAD will be our wholly-owned subsidiary. If we do not complete the proposed Business Combination as currently contemplated and pursue an alternative structure or initial business combination, we may structure it similarly or we may structure it such that the post-transaction company owns or acquires less than 100% of the equity interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

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

Members of our management team and our independent directors directly or indirectly own our ordinary shares and warrants to purchase our ordinary shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at a purchase price of approximately $0.0037 per share, the holders of our founder shares (including certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. As more fully discussed in “Part III, Item 11. Directors, Executive Officers and Corporate Governance - Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have fiduciary duties or contractual obligations that may take priority over their duties to us.

Effecting our Initial Business Combination

On November 26, 2025, we entered into the Business Combination Agreement to consummate the proposed Business Combination with PAD, as described under “- The Proposed Business Combination.” If the proposed Business Combination with PAD is not consummated, we may seek to effectuate a business combination with another target business, as described below.

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering, which was consummated on November 27, 2024. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the sale of the private placement units and restricted Class A shares, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Limited Ability to Evaluate a Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of a target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering or during any Extension Period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

We have 24 months from the closing of our initial public offering to complete our initial business combination. If we have not completed our initial business combination within such 24-month period from the closing of our initial public offering or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of permitted withdrawals), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month period or during any Extension Period.

Our sponsor, initial shareholders, directors and officers, as applicable, have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time frame. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the trust account in the event we do not complete our initial business combination within the allotted time frame and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our public shares.

Sponsor HoldCo, our directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of permitted withdrawals), divided by the number of then issued and outstanding public shares.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within 24 months from the closing of our initial public offering or during any Extension Period, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants.

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

Corporate Information

Our executive offices are located at 14 Wall Street, 20th Floor, New York, New York 10005, and our telephone number is (212) 618-1798. We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in current reports on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request by mail to 14 Wall Street, 20th Floor, New York, New York 10005.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates equals or exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Summary of Risk Factors

●	We may not be able to complete the proposed Business Combination with PAD. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.

●	If the proposed Business Combination with PAD fails, it may be difficult to complete a business combination with a new prospective target business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by the end of any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

●	If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting commissions may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

●	We may not be able to complete our initial business combination within the prescribed time frame or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.05 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	Holders of our founder shares will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

●	Since Sponsor HoldCo, our sponsor, officers and directors and any other holder of our founder shares, including any non-managing HoldCo investors, CCM and Seaport will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire in connection with or subsequent to our initial public offering), because Sponsor HoldCo, our sponsor, officers and directors and any other holder of our founder shares, including any non-managing HoldCo investors, directly or indirectly may profit substantially from a business combination as a result of their ownership of founder shares even under circumstances where our public shareholders would experience losses in connection with their investment, and because Sponsor Holdco will be issued restricted Class A shares (which would vest only upon the consummation of our initial business combination) at no additional cost (i.e., as a “sweetener”), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination, including in connection with the shareholder vote in respect thereto.

●	If we seek shareholder approval of our initial business combination, Sponsor HoldCo, our sponsor, initial shareholders directors, officers, advisors or any of their affiliates may elect to purchase shares or public warrants from public shareholders, which may increase the likelihood of closing our initial business combination and reduce the public “float” of our securities.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The nominal purchase price paid by Sponsor HoldCo and certain of our independent directors for the founder shares and the vesting of the restricted Class A shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

●	As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested to consummate a business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination within the required time period. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination and such reincorporation or transfer by way of continuation may result in taxes imposed on shareholders or warrant holders.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We may not be able to complete the proposed Business Combination with PAD. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.

In connection with the Business Combination Agreement, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with exploring potential sources of financing, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction, and the expenses generated by our sponsor and officers in connection with the proposed Business Combination. If the transactions contemplated by the Business Combination Agreement fail to close, we may be responsible for certain of these costs without any source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able to secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the trust account.

If the proposed Business Combination with PAD is not consummated, it may be not be possible to complete a business combination with a new prospective target business, negotiate and agree to a new business combination, and/or arrange for new sources of financing within 24 months from the closing of our initial public offering or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate

If the proposed Business Combination with PAD is not consummated, we may not be able to identify, research, negotiate and agree to terms with, and/or arrange for new sources of financing for a business combination with, a new prospective target business within 24 months from the closing of our initial public offering or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

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

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. While we expect to hold a shareholder vote to approve our proposed Business Combination with PAD, if the Business Combination is not consummated and we seek to effectuate a business combination with another target business, our board of directors may complete such business combination without seeking shareholder approval, and then public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

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

The effect of this dilution will be greater for public shareholders who do not redeem. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “- Risks Relating to Sponsor HoldCo, our Sponsor and Management - The nominal purchase price paid by Sponsor HoldCo and certain of our independent directors for the founder shares and the vesting of the restricted Class A shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.”

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of such time period. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

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

Our amended and restated memorandum and articles of association provide that we must complete our initial business combination within 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or such later time as may be agreed by our shareholders. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, without limitation, geopolitical instability emanating from the ongoing conflict between Russia and the Ukraine as well as the conflicts in the Middle East, could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, geopolitical stability may negatively impact businesses we may seek to acquire.

If we are unable to complete an initial business combination within the 24-month period, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond 24 months from the closing of our initial public offering. Our amended and restated memorandum and articles of association would require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment must be approved by holders of at least two-thirds of our ordinary shares who, being entitled to do so, attend (in person or by proxy) and vote at a shareholder meeting of the company, or by way of a unanimous written member resolution. If we seek shareholder approval to extend the 24-month period in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account, as described in greater detail in the IPO Prospectus.

If we have not completed our initial business combination within such 24-month period or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of permitted withdrawals), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.05 per share, or less than $10.05 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors herein.

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

Our ability to find a potential target business and the business of any potential business with which we may consummate a business combination could be materially and adversely affected by events that are outside of our control. For example, the United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from, without limitation, the ongoing Russia-Ukraine conflict and conflicts in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the conflicts in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Military or other conflicts in Ukraine, the Middle East or elsewhere, and instability in Venezuela, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere, and instability in Venezuela, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

Ongoing inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Ongoing inflation in the United Stated and elsewhere may be leading to increased price volatility in publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

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

Our sponsor is a Cayman Islands limited liability company, which has the following four members: our Chief Executive Officer, Adam Gishen, our Chief Financial Officer, Min Lee, Richard Nespola, Jr. and Joseph Wagman. Messrs. Lee and Nespola are U.S. citizens, and Messrs. Gishen and Wagman are British citizens. Investment and voting decisions of the sponsor are made by a board of managers, which is currently comprised of the four members. Each manager has one vote on all matters submitted to the board of managers and with respect to any matter before the board of managers, the act of a majority of the managers present shall be the act of the board of managers. With respect to any action taken by the board of managers without a meeting, such action requires the written consent of all the managers. Neither Mr. Gishen nor Mr. Wagman individually or together control our sponsor.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on - among other factors - the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

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

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources or more local industry knowledge in comparison to us, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our initial public offering and the sale of the private placement units and restricted Class A shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may only be approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors herein.

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

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 24 months following the closing of our initial public offering or during any Extension Period, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering or during any Extension Period, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account, will be sufficient to allow us to operate for at least the 24 months from the closing of our initial public offering or during any Extension Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may only be approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors herein.

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

Of the net proceeds of our initial public offering and the sale of the private placement units and restricted Class A shares, only approximately $1,479,471 was available to us initially outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we could seek additional capital through loans or additional investments from Sponsor HoldCo, our sponsor, members of our management team, any of their affiliates, or other third parties, to operate or may be forced to liquidate. Neither Sponsor HoldCo, our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only an estimated $10.05 per share, or less in certain circumstances, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors herein.

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

The proceeds held in the trust account will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than 24 months from the closing of our initial public offering) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account. For more information about the risk of the company being considered to be operating as an unregistered investment company, see “- If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.” While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in the recent past. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of permitted withdrawals (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.05 per share.

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

The funds in our operating account and our trust account will be held in banks or other financial institutions and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than 24 months from the closing of our initial public offering) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account. For more information about the risk of the company being considered to be operating as an unregistered investment company, see “- If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.” Our cash held in non-interest bearing and interest-bearing accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than 24 months from the closing of our initial public offering) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account.

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

If the proposed Business Combination is not consummated, we may consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (FINRA) or from a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. While we have obtained a fairness opinion with respect to the proposed Business Combination with PAD, if the transaction is not consummated and we seek to effectuate a business combination with another target and if no opinion is obtained in connection therewith, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may only be approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value, unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

We may choose to incur substantial debt, in the form of notes, convertible bonds or other debt securities, to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

The gross proceeds from our initial public offering and the sale of the private placement units and restricted Class A shares provided us with $181,631,250 initially that we could use to complete our initial business combination (which includes $7,000,000 of deferred underwriting commissions being held in the trust account, and excludes offering expenses of $528,226).

If the proposed Business Combination is not consummated, we may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

If the proposed Business Combination is not consummated, and we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company, such as PAD. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

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

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or 24 months from the closing of our initial public offering if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we have not completed an initial business combination within 24 months from the closing of our initial public offering or during any Extension Period, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

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

An investment in us may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary share and the one-half of one redeemable public warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of the warrants is unclear under current law, and the adjustment to the exercise price and/or redemption price of the warrants could give rise to a dividend income to investors without a corresponding payment of cash. Finally, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a U.S. Holder’s (as defined in the section of the IPO Prospectus captioned “Income Tax Considerations - U.S. Federal Income Tax Considerations - U.S. Holders”) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. See the section of the IPO Prospectus titled “Income Tax Considerations - U.S. Federal Income Tax Considerations” for a summary of the material U.S. federal income tax considerations of an investment in our securities. Prospective investors are urged to consult their own tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

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

If we have not completed our initial business combination within 24 months of the closing of our initial public offering or during any Extension Period, our public shareholders may be forced to wait beyond such 24 months or any such Extension Period before redemption from our trust account.

If we have not completed our initial business combination within 24 months from the closing of our initial business combination or during any Extension Period, we will distribute the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of permitted withdrawals), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected as required by our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 24 months or any Extension Period before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

If we are unable to complete an initial business combination within the 24-month period, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond 24 months from the closing of our initial public offering. Our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment must be approved by holders of at least two-thirds of our ordinary shares who, being entitled to do so, attend (in person or by proxy) and vote on the matter at a shareholder meeting of the company, or by way of a unanimous written member resolution. If we seek shareholder approval to extend the initial 24-month period in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account, as described in greater detail in the IPO Prospectus.

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

However, we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating thereto until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the public warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their public warrants on a cashless basis. However, no public warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their public warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Additionally, if, at the time that a public warrant is exercised, our Class A ordinary shares are not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In the event of a cashless exercise pursuant to the preceding paragraph, the number of Class A ordinary shares that you will receive upon cashless exercise of a public warrant will be based on the formula described in “Description of Securities - Redeemable Warrants - Public Shareholders’ Warrants,” which is filed hereto as Exhibit 4.5.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, $0.0001 par value per share, 20,000,000 Class B ordinary shares, $0.0001 par value per share, and 1,000,000 undesignated preference shares, $0.0001 par value per share. As of December 31, 2025, there are 172,430,313 and 14,166,667 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account 325,000 restricted Class A shares (which would vest only upon the consummation of the initial business combination) and shares reserved for issuance upon exercise of outstanding warrants, but does not take into account the shares reserved for issuance upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2025, there are preference shares issued and outstanding.

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

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and, in the case of the public warrants only, the $18.00 per share redemption trigger prices described in “Description of Securities - Redeemable Warrants - Public Shareholders’ Warrants - Redemption of Public Warrants,” which is filed as Exhibit 4.5 to this Annual Report, will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

In light of the involvement of our sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with Sponsor HoldCo, our sponsor, directors or officers if the proposed Business Combination is not consummated. Certain of our directors and officers also serve as officers and board members for other entities, including, without limitation, those described herein. Such entities may compete with us for business combination opportunities. Sponsor HoldCo, our sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. If the proposed Business Combination is not consummated, although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in the IPO Prospectus and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or valuation or appraisal firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with Sponsor HoldCo, our sponsor, directors, or officers, non-managing HoldCo investors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

Each private placement unit consists of one Class A ordinary share and one-half of one private placement warrant. Each whole private placement warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein, and only whole warrants are exercisable. If we do not complete our initial business combination within 18 months from the closing of our initial public offering or during any Extension Period, the proceeds of the sale of the private placement units and restricted Class A shares held in the trust account will be used to fund the redemption of our public shares, and the private placement units will expire worthless.

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

Our proposed Business Combination with PAD is structured such that, following the consummation of the Business Combination, PAD will be our wholly-owned subsidiary. If we do not complete the proposed Business Combination as currently contemplated and pursue an alternative structure or initial business combination, we may structure it similarly or we may structure it such that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

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

If the proposed Business Combination is not consummated, it is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

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

As of December 31, 2025, we had $544,791 in cash and a working capital deficiency of $613,884. Further, we expect to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, may increase substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

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

If we are treated as a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the IPO Prospectus captioned “Income Tax Considerations - U.S. Federal Income Tax Considerations - U.S. Holders”) of our ordinary shares or warrants (regardless of whether we remain a PFIC for subsequent taxable years), the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend upon, among others, the status of an acquired company pursuant to a business combination, the amount of our passive income and assets in the year of the business combination, the amount of passive income and assets of the acquired business and whether we qualify for the PFIC start-up exception (see the section of the IPO Prospectus captioned “Income Tax Considerations - U.S. Federal Income Tax Considerations - U.S. Holders - Passive Foreign Investment Company Rules”). Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. For a more detailed explanation of the tax consequences of PFIC classification and certain elections that may be available to U.S. Holders, see the section of the IPO Prospectus captioned “Income Tax Considerations - U.S. Federal Income Tax Considerations - U.S. Holders - Passive Foreign Investment Company Rules.”

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in “Item 1A. Risk Factors” of this Annual Report, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in “Item 1A. Risk Factors” of this Annual Report.

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

Market Information

Our units, Class A ordinary shares and public warrants are listed on The Nasdaq Global Market under the symbols “FACTU”, “FACT”, and “FACTW”, respectively.

Holders

Although there are a larger number of beneficial owners, at March 12, 2026, there was one holder of record of our units sold in our initial public offering, one holder of record of our public shares, one holder of record of our public warrants, five holders of record of our founder shares, and four holders of record of our private placement units.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time, subject always to applicable Cayman Islands law. If we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of Part III for information regarding securities authorized for issuance under our equity compensation plans.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 19, 2024 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for our IPO, described below, and identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. Subsequent to our IPO, we generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had net income of $5,017,538, which consists of interest income on cash held in the Trust Account of $7,188,186, change on overallotment liability of $26,558 and interest earned on bank account of $27,824, offset by general and administrative expenses of $2,225,030.

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

On November 25, 2024, the Registration Statement relating to our IPO was declared effective by the SEC. On November 27, 2024, we consummated our IPO of 17,500,000 units at $10.00 per unit, generating gross proceeds of $175,000,000. CCM and Seaport acted as underwriters of the IPO, which has now terminated.

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

Following the closing of our IPO and the concurrent private placement, a total of $175,875,000 was placed in the Trust Account. We incurred $11,028,226 of transaction costs, consisting of $3,500,000 of cash underwriting fee, $7,000,000 of deferred underwriting fee, and $528,226 of other offering costs. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

For the year ended December 31, 2025, cash used in operating activities was $903,130. Net income of $5,017,538 was affected by interest earned on cash held in the Trust Account of $7,188,186, change in fair value of overallotment liability of $26,558, and net change in operating assets and liabilities of $1,294,077.

For the period from June 19, 2024 (inception) through December 31, 2024, cash used in operating activities was $305,103. Net loss of $71,891 was affected by interest earned cash held in the Trust Account of $722,270, change in fair value of overallotment liability of $285,738, and net change in operating assets and liabilities of $774,796.

As of December 31, 2025, we had cash held in the Trust Account of $183,785,456. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $544,791 in our operating bank account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-18 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the annual period ended December 31, 2025.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2025.

This Annual Report on Form does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and officers are as follows:

Name	Age	Title
Robert Rackind	54	Executive Chairman and Director
Adam Gishen	51	Chief Executive Officer and Director
Min Lee	46	Chief Financial Officer
Nell Cady-Kruse	64	Director
James Rallo	60	Director
Hella Alashkar	43	Director

Robert Rackind, Executive Chairman

Robert Rackind is our Executive Chairman. Mr. Rackind is a global real estate investment, management, and development professional with over 30 years of top-down investment and finance experience, combined with bottom-up development and asset management expertise. He has managed and invested over €50 billion across various jurisdictions, including the UK, France, Switzerland, Germany, Spain, Italy, Luxembourg, the Nordics, Asia-Pacific, and North America. His expertise spans a wide range of asset classes, such as office, logistics, industrial, residential, care homes, student accommodation, build-to-rent, and hotels. Mr. Rackind recently served in Zurich as the Global Head of Real Estate at Credit Suisse Asset Management (CSAM) from June 2022 to October 2023, managing approximately CHF 43 billion in assets under management (AUM). His responsibilities included investments through direct, indirect, close-ended, open-ended, co-investment, joint ventures, and listed vehicles. Notably, Mr. Rackind identified and helped close the $830 million acquisition of the Diplomat Hotel and Convention Centre in Hollywood Beach, Florida. Prior to his tenure at CSAM, Mr. Rackind founded and grew the EQT AB Real Estate platform to €11.5 billion AUM from January 2015 to December 2021. This growth was achieved through a mix of organic close-ended pan-European funds and inorganic corporate M&A, including the $1.8 billion acquisition of Exeter Property Group, a leading North American logistics real estate investment management platform. Mr. Rackind’s career also includes senior roles at Wainbridge from December 2009 to December 2014 as founding partner, Cambridge Place Investment Management from April 2006 to August 2009, Meyer Bergman from November 2004 to March 2006, Hines from June 1999 to November 2004, HRO from July 1998 to June 1999, Baltic Plc from August 1996 to July 1998, and Weatherall Green & Smith from January 1994 to July 1996. Mr. Rackind has also served as a director of Aram Advisors Ltd. He holds a B.Sc. (Hons) in Valuation & Estate Management from the University of the West of England, Bristol. Given Mr. Rackind’s extensive experience in investment and finance across various jurisdictions and wide range of assets as well as his executive management positions with global institutions, we believe Mr. Rackind will provide valuable advice as we consider potential merger candidates.

Adam Gishen, Chief Executive Officer

Adam Gishen is our Chief Executive Officer and a director. Mr. Gishen previously served as the Chief Executive Officer of Freedom Acquisition I Corp. from December 2020 to July 2023, prior to its business combination with Complete Solaria, Inc. (subsequently renamed SunPower Inc.) (Nasdaq: SPWR), a leading solar technology, services and installation company, and has since served as a director of SunPower Inc. Mr. Gishen has over 20 years of experience in financial services. Mr. Gishen served in several senior roles at Credit Suisse from 2015 to 2020, including Head of Investor Relations, Corporate Communications, Marketing and Branding from 2019 to 2020 and Head of Investor Relations and Corporate Communications from 2017 to 2019. Prior to 2015, Mr. Gishen was a Partner at Ondra Partners, a financial advisory firm, and prior to that, a Managing Director at Nomura in London and Lehman Brothers from 1999 to 2008 where he specialized in Equity Capital Markets. He graduated from University of Leeds. Given his extensive experience in leadership positions and prior work with a special purpose acquisition company, we believe Mr. Gishen will provide valuable perspectives and advice as we consider potential merger candidates.

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

Nell Cady-Kruse, Director

Nell Cady-Kruse has served as our director since November 25, 2024. Since April 2022, Ms. Cady-Kruse has served as an independent director for Varagon Capital Corp., a BDC, and has chaired the governance committee. Since 2020, she has also served on the Senior Advisory Board for No One Left Behind, a charitable organization focusing on supporting former interpreters and U.S. government employees eligible for the Iraqi and Afghan Special Immigrant Visa. Since February 2025, Ms. Cady-Kruse has served as an independent member of the board risk committee for the Public Investment Fund, the sovereign wealth fund of the Kingdom of Saudi Arabia. From May 2022 to July 2023, Ms. Cady-Kruse served as an independent director on the board of Freedom Acquisition I Corp. She also served on the board and chaired the board risk committees for Barclays US from September 2017 to December 2023 and Barclays Bank Delaware from September 2016 to December 2023. Prior to board service, Ms. Cady-Kruse was a senior global executive at Standard Chartered Bank, as global Chief Risk Officer, Wholesale Banking, retiring in 2014. Over her career, Ms. Cady-Kruse specialized in leveraged finance, corporate credit and structured finance, portfolio management, private equity, and risk management & strategy, and worked at Bankers Trust (August 1985 to December 2000), Credit Suisse (February 2022 to December 2010), and Standard Chartered Bank (January 2011 to August 2014), in the U.S., Europe and Asia. Ms. Cady-Kruse is a CFA Charterholder and holds a CIPM (Certificate in Investment Performance Measurement). She is a Leadership Fellow of the National Association of Corporate Directors and holds a Certificate in Cybersecurity Oversight from Carnegie Mellon Software Engineering Institute. Ms. Cady-Kruse has served on numerous boards, including Futurebank, Bankers Trust of California, the Risk Management Institute of the National University of Singapore and Young Enterprise London. Ms. Cady-Kruse holds a B.Sc. with Honors in Agricultural Economics from Cornell University and an MBA from Cornell University. Given her extensive experience in finance and her numerous directorships across various entities, we believe Ms. Cady-Kruse will provide valuable perspectives to executing our strategy, driving profitability and enhancing value for our shareholders.

James Rallo, Director

James Rallo has served as our director since November 25, 2024. Mr. Rallo has over 33 years of financial experience assisting public and privately held companies to grow worldwide. He has worked with global enterprises in technology, healthcare, retail and government agencies to strategically increase their corporate value, to identify and manage risks, and to communicate effectively with internal and external stakeholders on topics of cross functional business transformation. Most recently, between 2020 and 2024, Mr. Rallo served as Chief Financial Officer of Xometry (Nasdaq: XMTR), a leading technology company in the advanced manufacturing industry. As Chief Financial Officer, Mr. Rallo played a key role in Xometry’s initial public offering and was responsible for driving investments, global expansion and acquisitions. Prior to joining Xometry, between 2005 and 2019, Mr. Rallo served in various capacities, most recently as Chief Financial Officer and President of Liquidity Services, at Liquidity Services (Nasdaq: LQDT), a large provider of reverse logistics infrastructure for government entities and Fortune 500 retailers, where he played a key role in the company’s initial public offering. Prior to Liquidity Services, Mr. Rallo served as the Chief Financial Officer of Sleep Service of America, a nationwide outsourcer of sleep labs to the largest hospital chains in the country. Prior to that, Mr. Rallo was an investment banker for five years focused on IPOs, mergers and acquisitions, and debt and equity fundraising. Mr. Rallo started his career at Deloitte and spent 5 years as a public accountant. Mr. Rallo holds an MBA from the Robert H. Smith School of Business at the University of Maryland and a B.S. in Business and Accounting from Washington and Lee University. Given his financial expertise and successful career as a Chief Financial Officer, we believe Mr. Rallo will provide valuable perspectives to executing our strategy and evaluating potential merger candidates.

Hella Alashkar, Director

Hella Alashkar has served as our director since November 25, 2024. Ms. Alashkar has 20 years of experience in underwriting, negotiating, and structuring private transactions across various sectors. She has built and led high-growth investment platforms for global asset managers, universal banking groups, and boutique investment houses. She has demonstrable expertise in navigating large-scale, capital-intensive growth propositions; and, more recently, she has focused on investments in high-impact companies catalyzing transformative change in hard-to-abate industries. In 2013, Ms. Alashkar co-founded the Swiss-based private investment firm, 1648 Capital, where she continues to serve on the board and oversee select global direct private investments alongside the firm’s corporate and family-office advisory activities. Ad interim, Ms. Alashkar has also held various roles at Deutsche Bank, ultimately serving as Global Head of Private Markets for institutional wealth clients. At Deutsche Bank, she spearheaded the private placements business, combining origination with distribution and primarily focusing on pre-IPO equity rounds and private credit syndications. She played a key leadership role in capital raising, marketing complex investment opportunities, and negotiating sophisticated financing structures. More recently, Ms. Alashkar served as Head of Direct Private Investments at J. Safra Sarasin, where she created a buy-side platform for private capital investors, leading origination, due diligence, and active management of investments in several private companies.

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

Family Relationships

No family relationships exist between any of our directors or executive officers.

Prior Blank Check Experience

Our sponsor is FACT II Acquisition Parent LLC, a Cayman Islands limited liability company. Our sponsor was established by Adam Gishen, Min Lee, Richard Nespola, Jr. and Joseph Wagman to leverage their extensive experience in acquiring, building, operating and scaling global financial services and complex operations businesses in constantly evolving environments. Mr. Gishen has over 25 years of experience in financial services and has held senior leadership responsibilities in recent years as the Chief Executive Officer of Freedom Acquisition I Corp., a director of SunPower Inc. (Nasdaq: SPWR), and at Credit Suisse running its Global Investor Relations and Corporate Communications functions.

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

Mr. Wagman is a member of the investment team of our sponsor, and he was previously a member of the investment team of Freedom Acquisition I Corp., where he held responsibilities in connection with Freedom Acquisition I Corp.’s business combination transaction with Complete Solaria, Inc. (subsequently renamed SunPower Inc.), valuation and capital structuring, fundraising and investor relations. Mr. Wagman previously was a member of the J. Safra Group’s Private Equity investment team, where he was engaged in financial modeling, company valuations, portfolio management and transaction sourcing, and at SOSV, an early stage venture capital firm, where he worked closely with portfolio companies on their growth strategies and produced due diligence reports for the firm’s investment committee. Mr. Wagman holds a Bachelor of Science in Economics from the University of Birmingham and a Master of Science in Finance and Private Equity from the London School of Economics and Political Science.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee and a nominating and corporate governance committee, each comprised of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website at https://freedomac2.com/investor-center/governance/. The inclusion of our website address in this Annual Report does not incorporate by reference the information on or accessible through our website into this Annual Report. We have included our website in this Annual Report solely as an inactive textual reference.

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

Code of Ethics

We adopted a code of business conduct and ethics (our “Code of Ethics”) applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

The Code of Ethics is available on our website at https://freedomac2.com/investor-center/governance/. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics on our website to the extent required by the applicable rules and exchange requirements. The inclusion of our website address in this Annual Report does not incorporate by reference the information on or accessible through our website into this Annual Report. We have included our website in this Annual Report solely as an inactive textual reference.

Insider Trading Policy

The Company has adopted an insider trading policy which governs transactions in our securities by the Company and its directors, officers, employees, consultants, and contractors and is reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. Our insider trading policy is filed with this Annual Report as Exhibit 19.1.

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

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Part I, Item 1A. Risk Factors - Risks Relating to Sponsor HoldCo, our Sponsor and Management Team - Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.” We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our sponsor, initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination. Additionally, our sponsor and initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 24 months after the closing of our initial public offering or during any Extension Period. However, if our sponsor or initial shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units and restricted Class A shares held in the trust account will be used to fund the redemption of our public shares, and the private placement units will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until 180 days after completion of our initial business combination. With certain limited exceptions, the private placement units (including the underlying private placement warrants, the private placement shares and the Class A ordinary shares issuable upon exercise of the private placement warrants), will not be transferable, assignable or salable by our sponsor or Sponsor HoldCo until 180 days after the completion of our initial business combination. With certain limited exceptions, the restricted Class A shares will not be transferable, assignable or salable by our initial shareholders until 90 days after completion of our initial business combination. Since our sponsor and directors and officers may directly or indirectly own ordinary shares and warrants and will directly or indirectly own founder shares following our initial public offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

●	On October 14, 2024, a member of our sponsor (the “Borrower”), issued a promissory note in the principal amount of up to £200,000 (the “Note”) to Robert Rackind, our Executive Chairman. Pursuant to the Note, Mr. Rackind agreed to lend to the Borrower, (i) an aggregate of £40,000, which Mr. Rackind disbursed to the Borrower in two disbursements of £20,000 each on July 1, 2024 and August 5, 2024, respectively, and (ii) £160,000 upon the consummation of our initial public offering. For purposes of the Cash Method (as defined below) only, the Note bears interest on the principal amount outstanding thereunder at a rate of eight percent per annum, and the Note is due and payable in full upon the consummation of the initial business combination either, at the payment method election of the Borrower, (i) in cash in an amount equal to the sum of (A) the aggregate principal amount outstanding under the Note and (B) accrued interest, which amount shall not be greater than the sum of £200,000 and accrued interest (such payment method, the “Cash Method”), or (ii) in kind by transferring to Mr. Rackind or his designee 25% of the aggregate amount of membership interests of our sponsor held directly or indirectly by the Borrower. In the event that we liquidate and dissolve without having consummated an initial business combination, the Borrower shall have no obligation to repay the principal amount outstanding under the Note or any accrued interest. The Note contains certain customary events of default and related remedies and acceleration provisions.

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

Individual	Entity	Entity’s Business	Affiliation
Robert Rackind	—	—	—
Adam Gishen	SunPower Inc.	Solar technology, services and installation company	Director
Min Lee	BFY Capital	Specialized financing company in natural products industry	Managing Member
	Pavilion Entertainment	Television and film production and distribution company	Investor and advisor
Nell Cady-Kruse	Varagon Capital Corp.	Business development company	Director
	No One Left Behind	Charitable organization focusing on supporting former interpreters and U.S. government employees eligible for the Iraqi and Afghan Special Immigrant Visa	Member of Senior Advisory Board
James Rallo	—	—	—
Hella Alashkar	1648 Capital	Venture capital firm with consulting and advisory services	Co-Founder

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

Item 11. Executive Compensation.

Officer and Director Compensation

None of our directors or officers has received any cash compensation for services rendered to us. Sponsor HoldCo, our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to Sponsor HoldCo, our sponsor, directors, officers or our or any of their respective affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account (other than any permitted withdrawals). Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements and other than as set forth under “The Offering - Limited Payments to Insiders,” in our prospectus filed in connection with our initial public offering, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to Sponsor HoldCo, our sponsor, directors and officers, or our or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the initial proposed business combination because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at March 12, 2026, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of (i) the private placement warrants underlying the private placement units as such private placement warrants are not exercisable within 60 days of the date of this Annual Report, or (ii) the restricted Class A shares as they will vest upon the consummation of the initial business combination.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Issued and Outstanding Ordinary Shares
Entities affiliated with AQR Capital Management, LLC(3)	1,277,639		5.32%
Picton Mahoney Asset Management(4)	1,250,000		5.21%
Barclays PLC(5)	1,328,519		5.54%
FACT II Acquisition LLC (Sponsor HoldCo)(6)(7)	6,035,833	(2)	25.15	%(8)
Robert Rackind(9)	130,000	(2)	*
Adam Gishen(6)	-		-
Min Lee(6)	-		-
Nell Cady-Kruse	30,000		*
James Rallo	30,000		*
Hella Alashkar	30,000	(2)	*
All directors and officers as a group (6 individuals)	220,000	(2)	*

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o FACT II Acquisition Corp., 14 Wall Street, 20th Floor, New York, NY 10005.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the Description of Securities, which is filed as Exhibit 4.5 to this Annual Report.
(3)	Based solely on information contained in a Schedule 13G filed on May 14, 2025, by or on behalf of AQR Capital Management, LLC (“AQR”), AQR Capital Management Holdings, LLC (“AQR Holdings”) and AQR Arbitrage, LLC (“AQR Arbitrage”), each of which share voting and dispositive power with respect to the reported securities. The address of the business office of each of AQR, AQR Holdings and AQR Arbitrage is One Greenwich Plaza, Suite 130, Greenwich, CT 06830.
(4)	Based solely on information contained in a Schedule 13G filed on May 13, 2025, by Picton Mahoney Asset Management. The address of the business office of Picton Mahoney Asset Management is 33 Yonge Street, #320, Toronto, ON M5E 1G4 Canada.
(5)	Based solely on information contained in a Schedule 13G filed on May 13, 2025, by Barclays PLC. The address of the business office of Barclays PLC is 1 Churchill Place, London - E14 5HP.

(6)	Sponsor HoldCo is the record holder of 5,613,333 founder shares. Our sponsor is the managing member of Sponsor HoldCo. Investment and voting decisions are made by 51% or more of the voting power held by the managing member of Sponsor HoldCo. By virtue of having a greater than 51% interest in the voting power in Sponsor HoldCo, our sponsor may be deemed to beneficially own the founder shares held by Sponsor HoldCo. The members of our sponsor are Adam Gishen, Min Lee, Richard Nespola, Jr. and Joseph Wagman, who by virtue of their control of our sponsor may be deemed to share beneficial ownership of the founder shares held by Sponsor HoldCo. Each of Messrs. Gishen, Lee, Nespola and Wagman disclaims beneficial ownership of the founder shares held by Sponsor HoldCo.
(7)	Certain non-managing HoldCo investors have (A) purchased approximately $88 million of the units in our initial public offering at the offering price and (B) purchased, indirectly through the purchase of non-managing Sponsor HoldCo membership interests, (i) an aggregate of 260,000 private placement units at a price of $10.00 per unit and (ii) 162,500 private placement units and 325,000 restricted Class A shares, which shares would vest only upon the consummation of the initial business combination, at a combined price of $10.00 per private placement security ($4,225,000 in the aggregate), reflecting the issuance of restricted Class A shares at no additional price; subject to each non-managing HoldCo investor purchasing, indirectly through Sponsor HoldCo, the private placement units or private placement securities, as applicable, allocated to it Sponsor HoldCo issued membership interests at a nominal purchase price to the non-managing HoldCo investors at the closing of our initial public offering reflecting interests in an aggregate of 5,593,333 founder shares and 325,000 restricted Class A shares, as applicable, held by Sponsor HoldCo. Sponsor HoldCo has agreed to reserve 20,000 founder shares to sell and transfer to a senior advisor of the Company, following the consummation of an initial business combination, in consideration for advisory services to be provided by such senior advisor to the Company in connection with the initial business combination; the aforementioned 5,593,333 founder shares excludes such reserved 20,000 founder shares. The non-managing HoldCo investors are not granted any shareholder or other rights in addition to those afforded to our other public shareholders, and will only be issued membership interests in Sponsor HoldCo, with no right to control Sponsor HoldCo or vote or dispose of any securities held by Sponsor HoldCo, including the founder shares held by Sponsor HoldCo.
(8)	Interests shown consist of (i) 5,613,333 founder shares, classified as Class B ordinary shares, which will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the Description of Securities, which is filed as Exhibit 4.5 to this Annual Report, and (ii) 422,500 private placement shares underlying the 422,500 private placement units purchased by Sponsor HoldCo simultaneously with the closing of our initial public offering.
(9)	Interest shown is related to Robert Rackind’s service as our Executive Chairman. Separately, Mr. Rackind holds Class B membership units in Sponsor HoldCo as a non-managing HoldCo investor.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, either of Sponsor HoldCo, our sponsor, any of their respective affiliates or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.”

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

On October 14, 2024, a member of our sponsor (the “Borrower”), issued a promissory note in the principal amount of up to £200,000 (the “Note”) to Robert Rackind, our Executive Chairman, who is the Borrower’s father-in-law. Pursuant to the Note, Mr. Rackind agreed to lend to the Borrower, (i) an aggregate of £40,000, which Mr. Rackind disbursed to the Borrower in two disbursements of £20,000 each on July 1, 2024 and August 5, 2024, respectively, and (ii) £160,000 upon the consummation of our initial public offering. For purposes of the Cash Method (as defined below) only, the Note bears interest on the principal amount outstanding thereunder at a rate of eight percent per annum, and the Note is due and payable in full upon the consummation of the initial business combination either, at the payment method election and in the sole discretion of the Borrower, (i) on the date the Business Combination is consummated in cash in an amount equal to the sum of (A) the aggregate principal amount outstanding under the Note and (B) accrued interest, which amount shall not be greater than the sum of £200,000 and accrued interest (such payment method, the “Cash Method”), or (ii) in kind by selling (in one or multiple transactions) all of the Class B ordinary shares (including such other securities that the founder shares are convertible into upon consummation of the Business Combination) to which Borrower is indirectly entitled pursuant to his membership interests of our sponsor and remitting to Mr. Rackind or his designee, promptly upon receipt, 25% of the aggregate amount of the proceeds actually received by Borrower from such sale, commencing upon expiry of any contractual or regulatory lock-up restrictions existing on the founder shares. The Borrower shall remain the sole owner of any such Class B ordinary shares (including such other securities that the founder shares are convertible into upon consummation of the Business Combination) held by him until he sells such Class B ordinary shares, and Mr. Rackind shall have no right to direct or control the timing, price, method or quantity of any sale by the Borrower of such Class B ordinary shares, nor shall Mr. Rackind have any security interest in any such Class B ordinary shares held by the Borrower. In the event that we liquidate and dissolve without having consummated an initial business combination, the Borrower shall have no obligation to repay the principal amount outstanding under the Note or any accrued interest. The Note contains certain customary events of default and related remedies and acceleration provisions.

Mr. Rackind purchased, from Sponsor Holdco, Class B membership units in Sponsor HoldCo for an aggregate principal amount of $50,000, and is a non-managing HoldCo investor.

As discussed in “Part III, Item 11. Directors, Executive Officers and Corporate Governance - Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

In connection with the execution of the Business Combination Agreement, on November 26, 2025, Sponsor HoldCo entered into the Sponsor Support Agreement with us and PAD. Under the Sponsor Support Agreement, among other things, Sponsor HoldCo agreed to vote, at any meeting of our shareholders, and in any action by written consent of our shareholders, all of its Class A ordinary shares and Class B ordinary shares (i) in favor of each of the Business Combination Agreement, any ancillary document required by the Business Combination Agreement, the Domestication and the Business Combination, including the Merger, and any other matters necessary or appropriate for consummation of the Business Combination and (ii) against any proposal relating to an Alternative Transaction (as defined therein) or any proposal that would be reasonably likely to materially impede, interfere with, delay or attempt to discourage, frustrate the purposes of, result in a breach by PAD or us of, prevent or nullify any provision of the Business Combination Agreement. In addition, the Sponsor Support Agreement prohibits Sponsor HoldCo from, among other things, selling, assigning or transferring any Class A ordinary shares or Class B ordinary shares held by it, other than pursuant to the terms of the Sponsor Support Agreement or as expressly contemplated by the Business Combination Agreement, until the earlier of (a) the closing of the Business Combination and (b) the valid termination of the Business Combination Agreement.

In connection with the closing of the Business Combination (i) we, PAD, Sponsor HoldCo and certain holders of our equity interests will each enter into a Sponsor Lock-Up Agreement, and (ii) we, PAD and certain holders of PAD’s equity interests will each enter into a PAD Shareholder Lock-Up Agreement (together, with the Sponsor Lock-Up Agreement, the “Lock-Up Agreements”).

Pursuant to the Lock-Up Agreements, Sponsor HoldCo, the holders of our equity interests signatory thereto, and the holders of PAD’s equity interests signatory thereto, as applicable, will agree not to transfer (except for certain permitted transfers) (i) any PAD Shares issuable upon the conversion of PAD equity interests or Class B ordinary shares, as applicable, and held by such holders after the Closing until 180 days after the Closing Date and (ii) any PAD Shares issuable upon conversion of shares of restricted Class A ordinary shares and held by such holders after the Closing until 90 days after the Closing Date.

On November 26, 2025, we entered into the Advisory Agreement with our sponsor pursuant to which our sponsor will provide certain services to us including, without limitation, in each case relating to the Business Combination, assisting us in preparing presentations, introducing us to potential investors, assisting us in arranging meetings with stockholders of PAD to the extent applicable, and assisting us with the preparation of any press releases and filings. The Advisory Agreement provides for us to pay to our sponsor a fee of up to $240,000 (which, in our sole discretion, may be payable in up to 12 monthly installments). The Advisory Agreement was reviewed and approved by the our board of directors and our Audit Committee.

Related Party Transactions Policy

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

Audit Fees. During the period from June 19, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $144,000 for the services Withum performed in connection with our initial public offering and the audit of our December 31, 2024 financial statements included in this Annual Report on Form 10-K. For the year ended December 31, 2025, fees for our independent registered public accounting firm were approximately $105,000 for the services Withum performed in connection with the audit of our financial statements for the year ended December 31, 2025.

Audit-Related Fees. During the period from June 19, 2024 (inception) through December 31, 2024 and for the year ended December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from June 19, 2024 (inception) through December 31, 2024 and for the year ended December 31, 2025, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from June 19, 2024 (inception) through December 31, 2024 and for the year ended December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Financial Statements.

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II above.

(2)	Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits.

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description
2.1†#	Business Combination Agreement, by and among FACT II Acquisition Corp., FACT II Acquisition LLC, Patriot Merger Subsidiary, Inc. and Precision Aerospace & Defense Group, Inc., dated as of November 26, 2025 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 3, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 27, 2024).
4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on November 21, 2024).
4.2	Specimen Class A Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on November 21, 2024).
4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on November 21, 2024).
4.4	Warrant Agreement, dated November 25, 2024, between the Company and Odyssey Transfer and Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 27, 2024).
4.5	Description of Securities (incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on March 27, 2025).
10.1	Private Placement Units and Restricted Shares Subscription Agreement, dated November 25, 2024, between the Company and FACT II Acquisition LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2024).
10.2	Private Placement Units Subscription Agreement, dated November 25, 2024, between the Company and FACT II Acquisition Parent LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 27, 2024).
10.3	Private Placement Units Subscription Agreement, dated November 25, 2024, between the Company and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 27, 2024).
10.4	Private Placement Units Subscription Agreement, dated November 25, 2024, between the Company and Seaport Global Securities LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 27, 2024).
10.5	Investment Management Trust Agreement, dated November 25, 2024, between the Company and Odyssey Transfer and Trust Company (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 27, 2024).

10.6	Registration Rights Agreement, dated November 25, 2024, among the Company, the Sponsor, Sponsor HoldCo and the other Holders (as defined therein) signatory thereto (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 27, 2024).
10.7	Letter Agreement, dated November 25, 2024, among the Company, the Sponsor, Sponsor HoldCo, and each of the initial shareholders, directors and officers of the Company (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 27, 2024).
10.8	Form of Indemnity Agreement, November 25, 2024, between the Company and each of the officers and directors of the Company (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 27, 2024).
10.9†	Sponsor Support Agreement, dated as of November 26, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2025).
10.10	Form of PAD Support Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 3, 2025).
10.11	Form of Sponsor Lock-Up Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 3, 2025).
10.12	Form of PAD Shareholder Lock-Up Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 3, 2025).
10.13	Advisory Agreement, dated as of November 26, 2025 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 3, 2025).
19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 27, 2025).
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1. to the Company’s Registration Statement on Form S-4 filed on January 2, 2026).
24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 27, 2025).
101.NS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEL*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.DRF*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibit 101).

*	Filed herewith.

†	Certain of the exhibits, schedules and similar attachments to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

#	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 13th day of March, 2026.

FACT II ACQUISITION CORP.

By:	/s/ Adam Gishen
Name:	Adam Gishen
Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adam Gishen and Min Lee, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution and full power to act without the other, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Adam Gishen
Name:	Adam Gishen
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	March 13, 2026

By:	/s/ Min Lee
Name:	Min Lee
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 13, 2026

By:	/s/ Robert Rackind
Name:	Robert Rackind
Title:	Executive Chairman and Director
Date:	March 13, 2026

By:	/s/ Nell Cady-Kruse
Name:	Nell Cady-Kruse
Title:	Director
Date:	March 13, 2026

By:	/s/ James Rallo
Name:	James Rallo
Title:	Director
Date:	March 13, 2026

By:	/s/ Hella Alashkar
Name:	Hella Alashkar
Title:	Director
Date:	March 13, 2026

FACT II ACQUISITION CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2025 and for the period from June 19, 2024 (inception) through December 31, 2024	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2025 and for the period from June 19, 2024 (inception) through December 31, 2024	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2025 and for the period from June 19, 2024 (inception) through December 31, 2024	F-6
Notes to Consolidated Financial Statements	F-7 to F-18

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

FACT II Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FACT II Acquisition Corp. as of December 31, 2025 and 2024, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2025 and for the period from June 19, 2024 (inception) through December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from June 19, 2024 (inception) through December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 27, 2026, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to FACT II Acquisition Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. FACT II Acquisition Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as FACT II Acquisition Corp.’s auditor since 2024.

New York, New York

March 13, 2026

PCAOB ID Number 100

FACT II ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash	$544,791	$1,447,921
Prepaid expenses	92,600	95,833
Total current assets	637,391	1,543,754
Prepaid insurance	―	77,208
Cash held in Trust Account	183,785,456	176,597,270
TOTAL ASSETS	$184,422,847	$178,218,232
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$23,507	$97,837
Over-allotment option liability	—	26,558
Total current liabilities	23,507	124,395
Deferred legal fees	2,137,965	850,000
Deferred underwriting fee payable	7,000,000	7,000,000
TOTAL LIABILITIES	9,161,472	7,974,395

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, 17,500,000 shares at redemption value of approximately $10.50 and $10.09 per share at December 31, 2025 and 2024, respectively	183,785,456	176,597,270

SHAREHOLDERS’ DEFICIT

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 988,125 issued and outstanding at December 31, 2025 and 2024 (excluding 17,500,000 shares subject to possible redemption)	99	99
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,833,333 and 6,708,333 shares issued and outstanding at December 31, 2025 and 2024, respectively	583	671 (1)
Additional paid-in capital	—	—
Accumulated deficit	(8,524,763)	(6,354,203)
TOTAL SHAREHOLDERS’ DEFICIT	(8,524,081)	(6,353,433)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$184,422,847	$178,218,232

(1)	Includes an aggregate of up to 875,000 Class B ordinary shares that were subject to forfeiture if the underwriter did not exercise its over-allotment option. On January 10, 2025, the over-allotment option expired unexercised. As a result, the 875,000 shares were forfeited.

The accompanying notes are an integral part of this consolidated financial statement.

FACT II ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from June 19, 2024 (inception) through December 31, 2024
General and administrative expenses	$2,225,030	$1,079,899
Loss from operations	(2,225,030)	(1,079,899)

Other income:
Change in fair value of over-allotment liability	26,558	285,738
Interest earned on bank account	27,824	—
Interest earned on cash held in Trust Account	7,188,186	722,270
Total other income	7,242,568	1,008,008

NET INCOME (LOSS)	$5,017,538	$(71,891)

Weighted average shares outstanding of Class A ordinary shares	18,488,125	3,223,571
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.21	$(0.01)
Weighted average shares outstanding, Class B ordinary shares(1)	5,833,333	5,145,299
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.21	$(0.01)

(1)	Excludes an aggregate of up to 875,000 Class B ordinary shares that were subject to forfeiture if the underwriter did not exercise its over-allotment option. On January 10, 2025, the over-allotment option expired unexercised. As a result, the 875,000 shares were forfeited.

The accompanying notes are an integral part of this consolidated financial statement.

FACT II ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

FOR THE PERIOD FROM JUNE 19, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 19, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor(1)	—	—	6,708,333	671	24,329	—	25,000

Sale of Private Placement Warrants	663,125	66	—	—	6,471,934	—	6,472,000

Fair value of Public Warrants at issuance	—	—	—	—	525,000	—	525,000

Sale of Restricted Shares	325,000	33			159,217		159,250

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(71,958)	—	(71,958)

Accretion of Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	(7,108,522)	(6,282,312)	(13,390,834)

Net loss	—	—	—	—	—	(71,891)	(71,891)

Balance – December 31, 2024	988,125	99	6,708,333	$671	―	(6,354,203)	(6,353,433)

Forfeiture of Founder Shares	—	—	(875,000)	(88)	88	―	―

Accretion of Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	(88)	(7,188,098)	(7,188,186)

Net income	—	—	—	—	—	5,017,538	5,017,538

Balance – December 31, 2025	988,125	$99	5,833,333	$583	$ ―	$(8,524,763)	$(8,524,081)

(1)	Includes an aggregate of up to 875,000 Class B ordinary shares that were subject to forfeiture if the underwriter did not exercise its over-allotment option. On January 10, 2025, the over-allotment option expired unexercised. As a result, the 875,000 shares were forfeited.

The accompanying notes are an integral part of this consolidated financial statement.

FACT II ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2025	For the period from June 19, 2024 (inception) through December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$5,017,538	$(71,891)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of over-allotment liability	(26,558)	(285,738)
Interest earned on cash held in Trust Account	(7,188,186)	(722,270)
Changes in operating assets and liabilities:
Prepaid expenses	3,233	(95,833)
Prepaid insurance	77,208	(77,208)
Accrued expenses	(74,330)	97,837
Deferred legal fees	1,287,965	850,000
Net cash used in operating activities	(903,130)	(305,103)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(175,875,000)
Net cash used in investing activities	—	(175,875,000)

Cash Flows from Financing Activities:	—
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	171,500,000
Proceeds from sale of Private Placement Warrants	—	6,631,250
Proceeds from advances from Sponsor	—	4,400,006
Repayment of advances from Sponsor through the private placement proceeds	—	(4,400,006)
Payment of offering costs	—	(528,226)
Net cash provided by financing activities	—	177,628,024

Net Change in Cash	(903,130)	1,447,921
Cash – Beginning of period	1,447,921	—
Cash – End of period	$544,791	$1,447,921

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$—	$7,000,000

The accompanying notes are an integral part of this consolidated financial statement.

FACT II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. There was no activity for the period from June 19, 2024 (inception) through December 31, 2025 besides the Company’s formation, initial public offering (the “IPO”), and searching for a Business Combination opportunity, which are described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

FACT II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

FACT II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

FACT II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Principles of Consolidation

The Company has one wholly-owned subsidiary, Patriot Merger Subsidiary, Inc., which was incorporated in Florida.

The accompanying consolidated financial statements include the accounts of the Company and Patriot Merger Subsidiary, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the Company’s liquidity condition and the liquidation date raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

As of December 31, 2025, the Company had $544,791 in its operating bank account and working capital of $613,884.

Until the consummation of a Business Combination or the Company’s liquidation, the Company will use the funds held outside the Trust Account primarily to complete the initial business combination, or in the event that the Company is unable to complete the initial business combination, to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers’ liability insurance premiums.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

FACT II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $544,791 and $1,447,921 in cash as of December 31, 2025 and 2024, respectively. The Company had no cash equivalents as of December 31, 2025 or 2024.

Cash Held in Trust Account

As of December 31, 2025 and 2024, all of the assets held in the Trust Account were held in a demand deposit account.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 as the option was not fully exercised at the time of the IPO.

FACT II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the IPO and the private placement in accordance with guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments as equity at their assigned values.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss)by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 875,000 ordinary shares that were forfeited upon the expiry of the over-allotment option granted to the underwriters, effective as of January 10, 2025. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Year Ended December 31, 2025		For the period from June 19, 2024 (inception) through December 31, 2024
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss) basic	$3,814,116	$1,203,422	$(27,691)	$(44,200)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	18,488,125	5,833,333	3,223,571	5,145,299
Basic and diluted net income (loss) per ordinary share	$0.21	$0.21	$(0.01)	$(0.01)

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025 and 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of December 31, 2025 and 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$175,000,000
Less:
Proceeds allocated to Public Warrants	(525,000)
Proceeds allocated to over-allotment option	(312,296)
Class A ordinary shares issuance costs	(10,956,268)
Plus:
Remeasurement of carrying value to redemption value	13,390,834
Class A ordinary shares subject to possible redemption, December 31, 2024	$176,597,270
Plus:
Accretion for common stock to redemption amount	7,188,186
Class A ordinary shares subject to possible redemption, December 31, 2025	$183,785,456

FACT II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, either of Sponsor HoldCo, the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the Class A ordinary share or unit upon the consummation of the initial Business Combination at lender’s discretion, up to $2,000,000 of such Working Capital Loans for each such person may be convertible into a price of $10.00 per Class A ordinary share or unit, as applicable, at the option of the lender. Such Class A ordinary shares would be identical to the Private Placement Shares, and such units would be identical to the Private Placement Units. As of December 31, 2025 and 2024, there were no Working Capital Loans outstanding.

FACT II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Advisory Agreement

In connection with the transactions contemplated by the Business Combination Agreement, on November 26, 2025, the Company and Sponsor entered into an advisory agreement (the “Advisory Agreement”) pursuant to which the Sponsor will provide certain services to the Company including, without limitation, in each case relating to the Business Combination, assisting the Company in preparing presentations, introducing the Company to potential investors, assisting the Company in arranging meetings with stockholders of PAD to the extent applicable, and assisting the Company with the preparation of any press releases and filings. The Advisory Agreement provides for the Company to pay to the Sponsor a fee of up to $240,000 (which, in the sole discretion of the Company, may be payable in up to 12 monthly installments).

NOTE 6. COMMITMENTS AND CONTINGENCIES

Business Combination Agreement

On November 26, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, FACT II Acquisition LLC, a Cayman Islands limited liability company (“Sponsor HoldCo”), Patriot Merger Subsidiary, Inc., a Florida corporation and a direct, wholly-owned subsidiary of FACT (“Merger Sub”) and Precision Aerospace & Defense Group, Inc. (“PAD”), a Florida corporation. The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein: (i) the Company will domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and Part XII of the Companies Act (As Revised) of the Cayman Islands (the “Domestication”); and (ii) following the Domestication, Merger Sub will merge with and into PAD with PAD surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”), in accordance with the Business Combination Agreement and the Florida Business Corporation Act.

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

FACT II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Warrants — As of December 31, 2025 and 2024, there were 9,081,563 warrants outstanding, including 8,750,000 Public Warrants and 331,563 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

FACT II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 988,125 Class A ordinary shares issued and outstanding, excluding the 17,500,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 5,833,333 and 6,708,333 Class B ordinary shares issued and outstanding, respectively. On January 10, 2025, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of 875,000 founder shares.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

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

FACT II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2024
Liabilities:
Over-allotment option liability	3	$26,558

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment liability in the statement of operations.

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

FACT II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 9 — SEGMENT INFORMATION

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the statements of operations as net income. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	December 31,	December 31,
	2025	2024
Trust Account	$183,785,456	$176,597,270
Cash	$544,791	$1,447,921

	For the Year Ended December 31, 2025	For the period from June 19, 2024 (inception) through December 31, 2024
General and administrative expenses	$2,225,030	$1,079,899
Interest earned on cash held in Trust Account	$7,188,186	$722,270

The CODM reviews interest earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the Extension Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review and other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.