Form 10-Q
period 2026-03-31
FACT II Acquisition Corp.
filed 2026-05-11
CIK 2028935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, there were 18,488,125 Class A ordinary shares, $0.0001 par value, and 5,833,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

FACT II ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FACT II ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2026	December 31,
	(Unaudited)	2025
ASSETS
Current assets
Cash and cash equivalents	$412,909	$544,791
Prepaid expenses	68,065	92,600
Total current assets	480,974	637,391
Cash held in Trust Account	185,334,240	183,785,456
TOTAL ASSETS	$185,815,214	$184,422,847
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$138,741	$23,507
Total current liabilities	138,741	23,507
Deferred legal fees	2,380,965	2,137,965
Deferred underwriting fee payable	7,000,000	7,000,000
TOTAL LIABILITIES	9,519,706	9,161,472

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, 17,500,000 shares at redemption value of approximately $10.59 and $10.50 per share at March 31, 2026 and December 31, 2025, respectively	185,334,240	183,785,456

SHAREHOLDERS’ DEFICIT

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 988,125 issued and outstanding at March 31, 2026 and December 31, 2025 (excluding 17,500,000 shares subject to possible redemption)	99	99
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,833,333 shares issued and outstanding at March 31, 2026 and December 31, 2025	583	583
Additional paid-in capital	—	—
Accumulated deficit	(9,039,414)	(8,524,763)
TOTAL SHAREHOLDERS’ DEFICIT	(9,038,732)	(8,524,081)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$185,815,214	$184,422,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACT II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025

General and administrative expenses	$517,616	$364,345
Loss from operations	(517,616)	(364,345)

Other income:
Change in fair value of over-allotment liability	—	26,558
Interest earned on bank account	2,965	—
Interest earned on cash held in Trust Account	1,548,784	1,785,684
Total other income	1,551,749	1,812,242

NET INCOME	$1,034,133	$1,447,897

Weighted average shares outstanding of Class A ordinary shares	18,488,125	18,488,125
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.04	$0.06
Weighted average shares outstanding, Class B ordinary shares	5,833,333	5,833,333
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.04	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACT II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	988,125	$99	5,833,333	$583	$—	$(8,524,763)	$(8,524,081)

Accretion for common stock to redemption amount	—	—	—	—	—	(1,548,784)	(1,548,784)

Net income	—	—	—	—	—	1,034,133	1,034,133

Balance – March 31, 2026 (unaudited)	988,125	$99	5,833,333	$583	$—	$(9,039,414)	$(9,038,732)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	988,125	$99	6,708,333	$671	$—	$(6,354,203)	$(6,353,433)

Forfeiture of Founder Shares	—	—	(875,000)	(88)	88	—	—

Accretion for common stock to redemption amount	—	—	—	—	(88)	(1,785,596)	(1,785,684)

Net income	—	—	—	—	—	1,447,897	1,447,897

Balance – March 31, 2025 (unaudited)	988,125	$99	5,833,333	$583	$—	$(6,691,902)	$(6,691,220)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACT II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$1,034,133	$1,447,897
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of over-allotment liability	—	(26,558)
Interest earned on cash held in Trust Account	(1,548,784)	(1,785,684)
Changes in operating assets and liabilities:
Prepaid expenses	24,535	(62,073)
Prepaid insurance	—	21,250
Accrued expenses	115,234	29,273
Deferred legal fees	243,000	150,000
Net cash used in operating activities	(131,882)	(225,895)

Net Change in Cash and Cash Equivalents	(131,882)	(225,895)
Cash and Cash Equivalents – Beginning of period	544,791	1,447,921
Cash and Cash Equivalents – End of period	$412,909	$1,222,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACT II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. There was no activity for the period from June 19, 2024 (inception) through March 31, 2026 besides the Company’s formation, initial public offering (the “IPO”), and searching for a Business Combination opportunity, which are described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

On June 19, 2024, FACT II Acquisition Parent LLC, a Cayman Islands limited liability company (which is referred to as the “Sponsor”), formed FACT II Acquisition LLC, a Cayman Islands limited liability company (which is referred to as “Sponsor HoldCo”), through which the Sponsor (i) holds its founder shares (as defined below) and (ii) purchased Private Placement Securities (as defined below) at the date of the IPO.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.05 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares were recorded at redemption value and classified as temporary equity at the completion of the IPO, in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Sponsor HoldCo has agreed (a) to waive its redemption rights with respect to any founder shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Extension Period (as defined below), (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment, or (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the founder shares if the Company fails to complete a Business Combination.

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from global conflicts, including from the ongoing Russia-Ukraine and Israel-Hamas conflicts, the war in Iran, and recent developments to trade and tariff policies of the United States and other countries. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union, and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the escalation of the Israel-Hamas conflict, the war in Iran and the resulting measures that have been taken, and could be taken in the future by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts, as well as changes in global trade and tariff policies, are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions or tariffs, as applicable, could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict, the war in Iran and subsequent sanctions or related actions or the ongoing trade and tariff policy changes by the United States or other countries, could adversely affect the Company’s ability to consummate an initial business combination or search for any target business with which the Company may ultimately consummate an initial Business Combination.

Proposed Business Combination with Precision Aerospace & Defense Group, Inc.

On November 26, 2025, the Company entered into a business combination agreement (the “Business Combination Agreement” and the transactions contemplated thereby, including the Domestication and the Merger, each as defined below, the “PAD Business Combination”) by and among the Company, Sponsor HoldCo, Patriot Merger Subsidiary, Inc. (“Merger Sub”), and Precision Aerospace & Defense Group, Inc., a Florida corporation (“PAD”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein: (i) the Company will domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and Part XII of the Companies Act (As Revised) of the Cayman Islands (the “Domestication”); and (ii) following the Domestication, Merger Sub will merge with and into PAD with PAD surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”), in accordance with the Business Combination Agreement and the Florida Business Corporation Act. Consummation of the transactions contemplated by the Business Combination Agreement are subject to customary conditions of the respective parties, including the approval of the Business Combination Agreement, the PAD Business Combination and certain other actions related thereto by the Company’s shareholders. For more information, see Note 6.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 13, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Principles of Consolidation

The Company has one wholly-owned subsidiary, Patriot Merger Subsidiary, Inc., which was incorporated in Florida. The subsidiary was formed for purposes of consummating the PAD Business Combination and was formed on November 7, 2025.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and Merger Sub. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the Company’s liquidity condition and the liquidation date raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extension Period.

As of March 31, 2026, the Company had $412,909 in its operating bank account and working capital of $342,233.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $250,000 in cash as of March 31, 2026 and December 31, 2025. The Company had $162,909 and $294,791 in cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of March 31, 2026 and December 31, 2025, all of the assets held in the Trust Account were held in a demand deposit account.

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are directly related to the IPO. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the warrants sold as part of the Units in our IPO (“Public Warrants”) and Private Placement Units were charged to shareholders’ deficit as the Public Warrants and warrants sold as part of the Private Placement Units (“Private Placement Warrants”), after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 as the option was not fully exercised at the time of the IPO.

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the IPO and the Private Placement in accordance with guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments as equity at their assigned values.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 875,000 ordinary shares that were forfeited upon the expiration of the over-allotment option granted to the underwriters, effective as of January 10, 2025. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income basic and diluted	$786,103	$248,030	$1,100,629	$347,268
Denominator:
Basic and diluted weighted average ordinary shares outstanding	18,488,125	5,833,333	18,488,125	5,833,333
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.06	$0.06

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2024	$176,597,270
Plus:
Accretion for common stock to redemption amount	7,188,186
Class A ordinary shares subject to possible redemption, December 31, 2025	183,785,456
Plus:
Accretion for common stock to redemption amount	1,548,784
Class A ordinary shares subject to possible redemption, March 31, 2026	$185,334,240

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the IPO on November 27, 2024, the Company sold 17,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, either of Sponsor HoldCo, the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the Class A ordinary share or unit upon the consummation of the initial Business Combination at lender’s discretion, up to $2,000,000 of such Working Capital Loans for each such person may be convertible into a price of $10.00 per Class A ordinary share or unit, as applicable, at the option of the lender. Such Class A ordinary shares would be identical to the Class A ordinary shares sold as part of the Private Placement Units (“Private Placement Shares”), and such Units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

Advisory Agreement

In connection with the transactions contemplated by the Business Combination Agreement, on November 26, 2025, the Company and Sponsor entered into an advisory agreement (the “Advisory Agreement”) pursuant to which the Sponsor will provide certain services to the Company including, without limitation, in each case relating to the Business Combination, assisting the Company in preparing presentations, introducing the Company to potential investors, assisting the Company in arranging meetings with stockholders of PAD to the extent applicable, and assisting the Company with the preparation of any press releases and filings. The Advisory Agreement provides for the Company to pay to the Sponsor a fee of up to $240,000 (which, in the sole discretion of the Company, may be payable in up to 12 monthly installments). For the three months ended March 31, 2026, the Company did not incur any fees.

Senior Advisor Services Agreement

In connection with the transactions contemplated by the Business Combination Agreement, on December 1, 2025, the Company and Annie Gishen entered into a senior advisor services agreement (the “Services Agreement”) pursuant to which Ms. Gishen will provide certain services to the Company including, without limitation, providing support to our Chief Executive Officer, the board of directors, and the partners of the Sponsor, undertaking special tasks or project work delegated by the senior management team and providing such other services as the Company reasonably requests. Ms. Gishen is the daughter of Adam Gishen, our Chief Executive Officer. The Services Agreement provides for the Company to pay Ms. Gishen a monthly fee of $4,000. For the three months ended March 31, 2026, the Company incurred a total of $12,000 in fees associated with the Services Agreement.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Business Combination Agreement

On November 26, 2025, the Company entered into the Business Combination Agreement by and among the Company, Sponsor HoldCo, Merger Sub and PAD. The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein: (i) the Company will domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and Part XII of the Companies Act (As Revised) of the Cayman Islands (the “Domestication”); and (ii) following the Domestication, Merger Sub will merge with and into PAD with PAD surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”), in accordance with the Business Combination Agreement and the Florida Business Corporation Act.

Registration Rights

The holders of the (i) founder shares, (ii) Private Placement Units, Private Placement Shares underlying the Private Placement Units, Private Placement Warrants underlying the Private Placement Units and the Class A ordinary shares underlying such Private Placement Warrants, (iii) restricted Class A ordinary shares, and (iv) any Private Placement Units that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement signed on November 25, 2024, requiring the Company to register its securities held by them for resale (in the case of the founder shares, only after conversion to Class A ordinary shares, and in the case of the restricted Class A ordinary shares, upon vesting after the consummation of the initial Business Combination). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement provides that the Company will use commercially reasonable efforts to effect the registration of the applicable securities after the completion of the initial Business Combination and prior to the expiration of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters of its IPO a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments at the IPO price, less the underwriting commissions, which option expired effective as of January 10, 2025.

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

Warrants

As of March 31, 2026 and December 31, 2025, there were 9,081,563 warrants outstanding, including 8,750,000 Public Warrants and 331,563 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by its board of directors and, in the case of any such issuance to either of Sponsor HoldCo or its affiliates, without taking into account any founder shares held by Sponsor HoldCo or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of its initial Business Combination on the date of the completion of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and, in the case of the Public Warrants only, the $18.00 per share redemption trigger prices described under “Redemption of Public Warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 988,125 Class A ordinary shares issued and outstanding, excluding the 17,500,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 5,833,333 Class B ordinary shares issued and outstanding. On January 10, 2025, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of 875,000 founder shares.

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

NOTE 8.  SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the unaudited condensed consolidated statements of operations as net income. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$412,909	$544,791
Cash held in Trust Account	$185,334,240	$183,785,456

	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$517,616	$364,345
Interest earned on cash held in Trust Account	$1,548,784	$1,785,684

The CODM reviews interest earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated November 25, 2024, between the Company and Odyssey Transfer and Trust Company.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Extension Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the unaudited condensed consolidated statements of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to FACT II Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to FACT II Acquisition Parent LLC, and references to “Sponsor HoldCo” refer to FACT II Acquisition LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of applicable securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a proposed business combination, our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on June 19, 2024 as a Cayman Islands exempted company, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of our initial public offering (“IPO”) and the sale of our securities in a private placement that closed simultaneously with the closing of the IPO, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Business Combination Agreement

On November 26, 2025, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Sponsor HoldCo, Patriot Merger Subsidiary, Inc., a Florida corporation and our direct, wholly-owned subsidiary (“Merger Sub”) and Precision Aerospace & Defense Group, Inc., a Florida corporation (“PAD”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein: (i) we will domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and Part XII of the Companies Act (As Revised) of the Cayman Islands (the “Domestication”); and (ii) following the Domestication, Merger Sub will merge with and into PAD with PAD surviving the merger as our wholly-owned subsidiary (the “Merger”), in accordance with the Business Combination Agreement and the Florida Business Corporation Act.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 19, 2024 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for our IPO, described below, and subsequent to the IPO, identifying a target company for our initial business combination and negotiating and attempting to complete the proposed PAD Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. Subsequent to our IPO, we have generated non-operating income in the form of interest income on cash held in the trust account established in connection with our IPO (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,034,133, which consists of interest income on cash held in the Trust Account of $1,548,784, and interest earned on bank account of $2,965, offset by general and administrative expenses of $517,616.

For the three months ended March 31, 2025, we had net income of $1,447,897, which consists of interest income on cash held in the Trust Account of $1,785,684 and change on overallotment liability of $26,558, offset by operating costs of $364,345.

Liquidity and Capital Resources

On November 25, 2024, the registration statement relating to our IPO was declared effective by the SEC. On November 27, 2024, we consummated our IPO of 17,500,000 units at $10.00 per unit, generating gross proceeds of $175,000,000. Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), and Seaport Global Securities LLC (“Seaport”) acted as underwriters of the IPO, which has now terminated.

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

For the three months ended March 31, 2026, cash used in operating activities was $131,882. Net income of $1,034,133 was affected by interest earned on cash held in the Trust Account of $1,548,784 and net change in operating assets and liabilities of $382,769.

For the three months ended March 31, 2025, cash used in operating activities was $225,895. Net income of $1,447,897 was affected by interest earned on cash held in the Trust Account of $1,785,684, change in fair value of overallotment liability of $26,558, and net change in operating assets and liabilities of $138,450.

As of March 31, 2026, we had cash held in the Trust Account of $185,334,240. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash and cash equivalents of $412,909 in our operating bank account. We intend to use the funds held outside the Trust Account primarily to complete our initial business combination pursuant to the Business Combination Agreement, or in the event that we are unable to complete such business combination, to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, either of Sponsor HoldCo, the Sponsor, any of their respective affiliates or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of any such working capital loans for each such person may be convertible into a price of $10.00 per Class A ordinary share or unit, as applicable, at the option of such lender. Such Class A ordinary shares would be identical to the shares underlying the private placement units, and such units would be identical to the private placement units.

Nonetheless, the mandatory liquidation date, should our initial business combination not occur by November 27, 2026, and the potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters of our IPO had a 45-day option from the date of our IPO to purchase up to an additional 2,625,000 units to cover over-allotments, if any. The over-allotment option expired unexercised on January 10, 2025 and Sponsor HoldCo forfeited 875,000 founder shares upon expiration of the over-allotment option on January 10, 2025.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,500,000 in the aggregate, which was paid upon the closing of our IPO. In addition, the underwriters were entitled to a deferred fee of $0.40 per Unit sold in the offering of our IPO, or $7,000,000 in the aggregate, payable based on the percentage of funds remaining in the Trust Account after the redemption of public shares, solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 13, 2026. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 12, 2024, Sponsor HoldCo subscribed for 6,708,333 founder shares for a total subscription price of $25,000 and fully paid for those shares (of which 875,000 shares were forfeited upon the expiration of the over-allotment option granted to the underwriters). The foregoing issuance of securities was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

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

FACT II ACQUISITION CORP.

Date: May 11, 2026	By:	/s/ Adam Gishen
	Name:	Adam Gishen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Min Lee
	Name:	Min Lee
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)