Form 10-Q
period 2026-06-30
FACT II Acquisition Corp.
filed 2026-08-12
CIK 2028935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, there were 18,488,125 Class A ordinary shares, $0.0001 par value, and 5,833,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

FACT II ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FACT II ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2026	December 31,
	(Unaudited)	2025
ASSETS
Current assets
Cash and cash equivalents	$170,477	$544,791
Prepaid expenses	85,321	92,600
Total current assets	255,798	637,391
Cash held in Trust Account	186,893,545	183,785,456
TOTAL ASSETS	$187,149,343	$184,422,847
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$150,943	$23,507
Total current liabilities	150,943	23,507
Deferred legal fees	2,842,965	2,137,965
Deferred underwriting fee payable	7,000,000	7,000,000
TOTAL LIABILITIES	9,993,908	9,161,472

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, 17,500,000 shares at redemption value of approximately $10.68 and $10.50 per share at June 30, 2026 and December 31, 2025, respectively	186,893,545	183,785,456

SHAREHOLDERS’ DEFICIT

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 988,125 shares issued and outstanding at June 30, 2026 and December 31, 2025 (excluding 17,500,000 shares subject to possible redemption)	99	99
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,833,333 shares issued and outstanding at June 30, 2026 and December 31, 2025	583	583
Additional paid-in capital	—	—
Accumulated deficit	(9,738,792)	(8,524,763)
TOTAL SHAREHOLDERS’ DEFICIT	(9,738,110)	(8,524,081)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$187,149,343	$184,422,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACT II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

General and administrative expenses	$700,265	$199,558	$1,217,881	$563,903
Loss from operations	(700,265)	(199,558)	(1,217,881)	(563,903)

Other income:
Change in fair value of over-allotment liability	—	—	―	26,558
Interest earned on bank account	887	11,921	3,852	11,921
Interest earned on cash held in Trust Account	1,559,305	1,819,161	3,108,089	3,604,845
Total other income	1,560,192	1,831,082	3,111,941	3,643,324

Net income	$859,927	$1,631,524	$1,894,060	$3,079,421

Weighted average shares outstanding of Class A ordinary shares	18,488,125	18,488,125	18,488,125	18,488,125
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.04	$0.07	$0.08	$0.13
Weighted average shares outstanding, Class B ordinary shares	5,833,333	5,833,333	5,833,333	5,833,333
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.04	$0.07	$0.08	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACT II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	988,125	$99	5,833,333	$583	$—	$(8,524,763)	$(8,524,081)

Accretion for common stock to redemption amount	—	—	—	—	—	(1,548,784)	(1,548,784)

Net income	—	—	—	—	—	1,034,133	1,034,133

Balance – March 31, 2026 (unaudited)	988,125	99	5,833,333	583	—	(9,039,414)	(9,038,732)

Accretion for common stock to redemption amount	—	—	—	—	—	(1,559,305)	(1,559,305)

Net income	—	—	—	—	—	859,927	859,927

Balance – June 30, 2026 (unaudited)	988,125	$99	5,833,333	$583	$—	$(9,738,792)	$(9,738,110)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	988,125	$99	6,708,333	$671	$—	$(6,354,203)	$(6,353,433)

Forfeiture of Founder Shares	—	—	(875,000)	(88)	88	—	—

Accretion for common stock to redemption amount	—	—	—	—	(88)	(1,785,596)	(1,785,684)

Net income	—	—	—	—	—	1,447,897	1,447,897

Balance – March 31, 2025 (unaudited)	988,125	99	5,833,333	583	—	(6,691,902)	(6,691,220)

Accretion for common stock to redemption amount	—	—	—	—	—	(1,819,161)	(1,819,161)

Net income	—	—	—	—	—	1,631,524	1,631,524

Balance – June 30, 2025 (unaudited)	988,125	$99	5,833,333	$583	$—	$(6,879,539)	$(6,878,857)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACT II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$1,894,060	$3,079,421
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of over-allotment liability	—	(26,558)
Interest earned on cash held in Trust Account	(3,108,089)	(3,604,845)
Changes in operating assets and liabilities:
Prepaid expenses	7,279	(36,000)
Prepaid insurance	—	42,500
Accrued expenses	127,436	(13,974)
Deferred legal fees	705,000	200,000
Net cash used in operating activities	(374,314)	(359,456)

Net Change in Cash and Cash Equivalents	(374,314)	(359,456)
Cash and Cash Equivalents – Beginning of period	544,791	1,447,921
Cash and Cash Equivalents – End of period	$170,477	$1,088,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACT II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. The Company’s activities for the period from June 19, 2024 (inception) through June 30, 2026 were limited to the Company’s formation, activities relating to its initial public offering (the “IPO”), identifying and evaluating prospective target businesses and negotiating and pursuing the proposed PAD Business Combination (as defined below), which are described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

On June 19, 2024, FACT II Acquisition Parent LLC, a Cayman Islands limited liability company (which is referred to as the “Sponsor”), formed FACT II Acquisition LLC, a Cayman Islands limited liability company (which is referred to as “Sponsor HoldCo”), through which the Sponsor (i) holds its founder shares (as defined in Note 5) and (ii) purchased Private Placement Securities (as defined below) at the date of the IPO.

The registration statement for the Company’s IPO was declared effective on November 25, 2024. On November 27, 2024, the Company consummated the IPO of 17,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $175,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 663,125 private placement units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,631,250, which is discussed in Note 4, as follows: (A) 17,500 Private Placement Units ($175,000 in the aggregate) with the Sponsor, (B) (i) 260,000 Private Placement Units and (ii) 162,500 Private Placement Units and 325,000 restricted Class A ordinary shares (such restricted Class A ordinary shares together with such Private Placement Units collectively, the “Private Placement Securities”) ($4,225,000 in the aggregate) with Sponsor HoldCo, (C) 178,500 Private Placement Units ($1,785,000 in the aggregate) with Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”) and (D) 44,625 Private Placement Units ($446,250 in the aggregate) with Seaport Global Securities LLC (“Seaport”) (collectively, the “Private Placement”). The Private Placement Units, which were purchased by the Sponsor, Sponsor HoldCo, CCM and Seaport, are identical to the Units, except that, they (including the underlying securities) (i) are subject to certain limited exceptions and will be subject to transfer restrictions until 180 days following the consummation of the Company’s initial Business Combination and (ii) are entitled to registration rights. The Private Placement Securities, which were purchased by Sponsor HoldCo, are identical to the Private Placement Units except that they include restricted Class A ordinary shares, which will be subject to transfer restrictions until 90 days following the consummation of the Company’s initial Business Combination.

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

Following the closing of the IPO, on November 27, 2024, an amount of $175,875,000 ($10.05 per Unit) of the net proceeds of the IPO and the Private Placement was placed in a trust account (the “Trust Account”), located in the United States, with Odyssey Transfer and Trust Company acting as trustee, and the funds will be invested or held either (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, (ii) as uninvested cash, or (iii) an interest-bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. No later than 18 months after the closing of the IPO (or 24 months from the closing of the IPO if the Company has executed a definitive agreement for an initial business combination within 18 months from the IPO), the amounts held in the Trust Account will be held as cash or cash items, including in demand deposit accounts.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.05 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares were recorded at redemption value and classified as temporary equity at the completion of the IPO, in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

The Company has until 18 months from the closing of the IPO (or 24 months from the closing of the IPO if the Company has executed a definitive agreement for an initial Business Combination within 18 months from the closing of the IPO) or such later period approved by the Company’s shareholders pursuant to the Company’s Amended and Restated Memorandum and Articles of Association (the “Extension Period”) to complete a Business Combination. On November 26, 2025, the Company entered into a business combination agreement, as amended by Amendment No. 1 thereto dated May 17, 2026 (the “PAD Business Combination Agreement” and the transactions contemplated thereby, including the Domestication and the Merger, each as defined below, the “PAD Business Combination”), by and among the Company, Sponsor HoldCo, Patriot Merger Subsidiary, Inc., a Florida corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), and Precision Aerospace & Defense Group, Inc., a Florida corporation (“PAD”). As a result of executing the PAD Business Combination Agreement within 18 months from the closing of the IPO, the Company has until November 27, 2026 to consummate its initial Business Combination. If the Company is unable to complete a Business Combination within the Extension Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from global conflicts, including from the ongoing Russia-Ukraine and Israel-Hamas conflicts, the war in Iran, and certain developments to trade and tariff policies of the United States and other countries. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union, and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the escalation of the Israel-Hamas conflict, the war in Iran and the resulting measures that have been taken, and could be taken in the future by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts, as well as changes in global trade and tariff policies, are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions or tariffs, as applicable, could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict, the war in Iran and subsequent sanctions or related actions or the ongoing trade and tariff policy changes by the United States or other countries, could adversely affect the Company’s ability to consummate an initial Business Combination or search for any target business with which the Company may ultimately consummate an initial Business Combination.

Termination of the Business Combination with Precision Aerospace & Defense Group, Inc.

On November 26, 2025, the Company entered into the PAD Business Combination Agreement. The PAD Business Combination Agreement provided, among other things, that on the terms and subject to the conditions set forth therein: (i) the Company would domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and Part XII of the Companies Act (As Revised) of the Cayman Islands (the “Domestication”); and (ii) following the Domestication, Merger Sub would merge with and into PAD with PAD surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”), in accordance with the PAD Business Combination Agreement and the Florida Business Corporation Act. Consummation of the transactions contemplated by the PAD Business Combination Agreement was subject to customary conditions of the respective parties, including the approval of the PAD Business Combination Agreement, the PAD Business Combination and certain other actions related thereto by the Company’s shareholders.

On July 16, 2026, the PAD Business Combination Agreement was terminated in accordance with the terms set forth therein (the “Termination”). No termination fee was payable by either party. As a result of the Termination, the PAD Support Agreements (as defined in Note 9) terminated in accordance with their respective terms. Following the Termination, the Company intends to continue to identify and evaluate opportunities to consummate an initial Business Combination.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of adjustments of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 13, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Principles of Consolidation

The Company has one wholly-owned subsidiary, Patriot Merger Subsidiary, Inc., which was incorporated in Florida. The subsidiary was formed on November 7, 2025 for purposes of consummating the PAD Business Combination.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and Merger Sub. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the Company’s liquidity condition, the limited period remaining to identify and complete an alternative initial Business Combination following the Termination, and the Company’s liquidation date of November 27, 2026, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extension Period.

As of June 30, 2026, the Company had $170,477 in its operating bank account and working capital of $104,855. The Company believes its cash on hand will not be sufficient to fund its operating expenses and working capital requirements for the next twelve months, raising liquidity concerns that are discussed above.

Until the consummation of a Business Combination or the Company’s liquidation, the Company will use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and pay directors’ and officers’ liability insurance premiums.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $170,477 and $250,000 in cash as of June 30, 2026 and December 31, 2025, respectively. The Company had $0 and $294,791 in cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, all of the assets held in the Trust Account were held in a demand deposit account.

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are directly related to the IPO. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to the assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the warrants sold as part of the Units in the Company’s IPO (“Public Warrants”) and Private Placement Units were charged to shareholders’ deficit as the Public Warrants and warrants sold as part of the Private Placement Units (“Private Placement Warrants”), after management’s evaluation, were accounted for under equity treatment.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 as the option was not fully exercised at the time of the IPO.

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the IPO and the Private Placement in accordance with guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments as equity at their assigned values.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 875,000 ordinary shares that were forfeited upon the expiration of the over-allotment option granted to the underwriters, effective as of January 10, 2025. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income, basic and diluted	$653,679	$206,248	$1,240,214	$391,310	$1,439,783	$454,277	$2,340,843	$738,578
Denominator:
Basic and diluted weighted average ordinary shares outstanding	18,488,125	5,833,333	18,488,125	5,833,333	18,488,125	5,833,333	18,488,125	5,833,333
Basic and diluted, net income per ordinary share	$0.04	$0.04	$0.07	$0.07	$0.08	$0.08	$0.13	$0.13

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2024	$176,597,270
Plus:
Accretion for common stock to redemption amount	7,188,186
Class A ordinary shares subject to possible redemption, December 31, 2025	183,785,456
Plus:
Accretion for common stock to redemption amount	1,548,784
Class A ordinary shares subject to possible redemption, March 31, 2026	185,334,240
Plus:
Accretion for common stock to redemption amount	1,559,305
Class A ordinary shares subject to possible redemption, June 30, 2026	$186,893,545

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Company consummated the sale of 663,125 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,631,250, as follows: (A) 17,500 Private Placement Units ($175,000 in the aggregate) with the Sponsor, (B) (i) 260,000 Private Placement Units and (ii) 162,500 Private Placement Units and 325,000 restricted Class A ordinary shares ($4,225,000 in the aggregate) with Sponsor HoldCo, (C) 178,500 Private Placement Units ($1,785,000 in the aggregate) with CCM and (D) 44,625 Private Placement Units ($446,250 in the aggregate) with Seaport.

The Private Placement Units, which were purchased by the Sponsor, Sponsor HoldCo, CCM and Seaport, are identical to the Units, except that, they (including the underlying securities) (i) are subject to certain limited exceptions and will be subject to transfer restrictions until 180 days following the consummation of the Company’s initial Business Combination and (ii) are entitled to registration rights. The Private Placement Securities, which were purchased by Sponsor HoldCo, are identical to the Private Placement Units except that they include restricted Class A ordinary shares, which will be subject to transfer restrictions until 90 days following the consummation of the Company’s initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 12, 2024, Sponsor HoldCo made a capital contribution of $25,000 in consideration for 6,708,333 Class B ordinary shares (the “founder shares”). Effective as of January 10, 2025, upon the expiry of the underwriters’ over-allotment option, 875,000 founder shares were forfeited by Sponsor HoldCo, such that the number of founder shares collectively represents 25% of the Company’s issued and outstanding shares upon the completion of the IPO. On August 6, 2024, Sponsor HoldCo transferred 30,000 founder shares to each of the Company’s independent directors and 130,000 founder shares to the Company’s Executive Chairman (an aggregate of 220,000 founder shares).

The holders of founder shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their founder shares until 180 days after completion of the Company’s initial Business Combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, either of Sponsor HoldCo, the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Upon consummation of a Business Combination, the Working Capital Loans would either be repaid, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into Class A ordinary shares or units at a price of $10.00 per Class A ordinary share or unit, as applicable. Such Class A ordinary shares would be identical to the Class A ordinary shares sold as part of the Private Placement Units (“Private Placement Shares”), and such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

Advisory Agreement

In connection with the transactions contemplated by the PAD Business Combination Agreement, on November 26, 2025, the Company and the Sponsor entered into an advisory agreement (the “Advisory Agreement”) pursuant to which the Sponsor agreed to provide certain services to the Company including, without limitation, in each case relating to the Business Combination, assisting the Company in preparing presentations, introducing the Company to potential investors, assisting the Company in arranging meetings with target company stockholders, and assisting the Company with the preparation of any press releases and filings. The Advisory Agreement provides for the Company to pay to the Sponsor a fee of up to $240,000 (which, in the sole discretion of the Company, may be payable in up to 12 monthly installments). For the three and six months ended June 30, 2026, the Company did not incur any fees.

Senior Advisor Services Agreement

In connection with the transactions contemplated by the PAD Business Combination Agreement, on December 1, 2025, the Company and Annie Gishen entered into a senior advisor services agreement (the “Services Agreement”) pursuant to which Ms. Gishen will provide certain services to the Company including, without limitation, providing support to the Company’s Chief Executive Officer, the board of directors, and the partners of the Sponsor, undertaking special tasks or project work delegated by the senior management team and providing such other services as the Company reasonably requests. Ms. Gishen is the daughter of Adam Gishen, the Company’s Chief Executive Officer. The Services Agreement provides for the Company to pay Ms. Gishen a monthly fee of $4,000. For the three and six months ended June 30, 2026, the Company incurred a total of $12,000 and $24,000 in fees associated with the Services Agreement, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Termination of the PAD Business Combination Agreement

The PAD Business Combination Agreement provided, among other things, that on the terms and subject to the conditions set forth therein: (i) the Company would domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and Part XII of the Companies Act (As Revised) of the Cayman Islands (the “Domestication”); and (ii) following the Domestication, Merger Sub would merge with and into PAD, with PAD surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”), in accordance with the PAD Business Combination Agreement and the Florida Business Corporation Act.

On July 16, 2026, the PAD Business Combination Agreement was terminated in accordance with its terms. No termination fee was payable by either party. As a result of the Termination, the PAD Support Agreements (as defined in Note 9) terminated in accordance with their respective terms.

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

Warrants

As of June 30, 2026 and December 31, 2025, there were 9,081,563 warrants outstanding, including 8,750,000 Public Warrants and 331,563 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

If the Company calls the warrants for redemption as described in this paragraph, its management will have the option to require any holder that wishes to exercise his, her or its warrant following the notice of redemption to do so on a cashless basis. In the case of such a cashless exercise, each holder would pay the exercise price by surrendering the Public Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in the preceding sentence shall mean the volume-weighted average price of the Class A ordinary shares for the 10-trading day period ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

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

The Private Placement Warrants sold as part of the Private Placement Units will be identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 988,125 Class A ordinary shares issued and outstanding, excluding the 17,500,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 5,833,333 Class B ordinary shares issued and outstanding. On January 10, 2025, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of 875,000 founder shares.

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

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$170,477	$544,791
Cash held in Trust Account	$186,893,545	$183,785,456

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$700,265	$199,558	$1,217,881	$563,903
Interest earned on cash held in Trust Account	$1,559,305	$1,819,161	$3,108,089	$3,604,845

The CODM reviews interest earned on cash held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated November 25, 2024, between the Company and Odyssey Transfer and Trust Company.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure that sufficient capital is available to complete a Business Combination or similar transaction within the Extension Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure that costs are aligned with all agreements and the Company’s budget. General and administrative expenses, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the unaudited condensed consolidated statements of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date on which the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On July 16, 2026, the PAD Business Combination Agreement was terminated in accordance with its terms. No termination fee was payable by either party. As a result of the Termination, the voting and support agreement, dated November 26, 2025, by and among Sponsor HoldCo, the Company and PAD (the “Sponsor Support Agreement”), terminated in accordance with its terms, and the voting and support agreements, dated January 6, 2026 and January 19, 2026, by and among PAD, the Company and certain stockholders of PAD (the “PAD Stockholder Support Agreements,” and together with the Sponsor Support Agreement, the “PAD Support Agreements”), terminated in accordance with their respective terms.

Following the Termination, the Company intends to continue to identify and evaluate opportunities to consummate an initial Business Combination. The Company must complete an initial Business Combination by November 27, 2026, unless the period within which it must complete an initial Business Combination is extended pursuant to the Company’s Amended and Restated Memorandum and Articles of Association.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of applicable securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial business combination, our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including our ability to identify a suitable target business and complete an initial business combination within the required time period. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Although we are not limited to a particular industry or geographic region for purposes of completing an initial business combination, we are focusing our search on a target in an industry where we believe our management’s expertise will provide us with a competitive advantage. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Termination of the PAD Business Combination Agreement

On November 26, 2025, we entered into a business combination agreement, as amended by Amendment No. 1 thereto, dated May 17, 2026 (the “PAD Business Combination Agreement”) with Sponsor HoldCo, Patriot Merger Subsidiary, Inc., a Florida corporation and our direct, wholly-owned subsidiary (“Merger Sub”) and Precision Aerospace & Defense Group, Inc., a Florida corporation (“PAD”). The PAD Business Combination Agreement provided, among other things, that on the terms and subject to the conditions set forth therein: (i) we would domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and Part XII of the Companies Act (As Revised) of the Cayman Islands (the “Domestication”); and (ii) following the Domestication, Merger Sub would merge with and into PAD with PAD surviving the merger as our wholly-owned subsidiary (the “Merger”), in accordance with the PAD Business Combination Agreement and the Florida Business Corporation Act.

On July 16, 2026, the PAD Business Combination Agreement was terminated in accordance with its terms (the “Termination”). No termination fee was payable by either party. As a result of the Termination, the voting and support agreement, dated November 26, 2025, by and among Sponsor HoldCo, the Company and PAD (the “Sponsor Support Agreement”), terminated in accordance with its terms, and the voting and support agreements, dated January 6, 2026 and January 19, 2026, by and among PAD, the Company and certain stockholders of PAD (the “PAD Stockholder Support Agreements,” and together with the Sponsor Support Agreement, the “PAD Support Agreements”). Following the Termination, we intend to continue to identify and evaluate opportunities to consummate an initial business combination. We must complete an initial Business Combination by November 27, 2026, unless the period within which we must complete an initial business combination is extended pursuant to our Amended and Restated Memorandum and Articles of Association (the “Extension Period”).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 19, 2024 (inception) through June 30, 2026 were organizational activities, activities necessary to prepare for and consummate our IPO, and subsequent to the IPO, identifying a target company for our initial business combination and negotiating and attempting to complete the proposed PAD Business Combination, which terminated on July 16, 2026. We intend to continue to identify and evaluate opportunities to consummate an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. Subsequent to our IPO, we have generated non-operating income in the form of interest income on cash held in a trust account established in connection with our IPO (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with seeking a target for, and completing, our initial business combination.

For the three months ended June 30, 2026, we had net income of $859,927, which consists of interest income on cash held in the Trust Account of $1,559,305, and interest earned on bank account of $887, offset by general and administrative expenses of $700,265.

For the six months ended June 30, 2026, we had net income of $1,894,060, which consists of interest income on cash held in the Trust Account of $3,108,089, and interest earned on bank account of $3,852, offset by general and administrative expenses of $1,217,881.

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

Simultaneously with the closing of our IPO, we consummated the sale of 663,125 private placement units at a price of $10.00 per private placement unit, generating gross proceeds of $6,631,250, as follows: (A) 17,500 private placement units ($175,000 in the aggregate) with the Sponsor, (B) (i) 260,000 private placement units and (ii) 162,500 private placement units and 325,000 restricted Class A ordinary shares ($4,225,000 in the aggregate) with Sponsor HoldCo, (C) 178,500 private placement units ($1,785,000 in the aggregate) with CCM and (D) 44,625 private placement units ($446,250 in the aggregate) with Seaport.

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

For the six months ended June 30, 2026, cash used in operating activities was $374,314. Net income of $1,894,060 was affected by interest earned on cash held in the Trust Account of $3,108,089 and net change in operating assets and liabilities of $839,715.

For the six months ended June 30, 2025, cash used in operating activities was $359,456. Net income of $3,079,421 was affected by interest earned on cash held in the Trust Account of $3,604,845, change in fair value of overallotment liability of $26,558, and net change in operating assets and liabilities of $192,526.

As of June 30, 2026, we had cash held in the Trust Account of $186,893,545. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash and cash equivalents of $170,477 in our operating bank account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, either of Sponsor HoldCo, the Sponsor, any of their respective affiliates or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Upon consummation of a business combination, the Working Capital Loans would either be repaid, without interest, or, at the option of the applicable lender, up to $2,000,000 of any such Working Capital Loans may be convertible into Class A ordinary shares or units at a price of $10.00 per Class A ordinary share or unit, as applicable. Such Class A ordinary shares would be identical to the shares underlying the private placement units, and such units would be identical to the private placement units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our current conditions, including the termination of the PAD Business Combination Agreement and the limited period remaining to identify and complete an alternative initial business combination, raise substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued. In addition, management has determined that if we are unable to complete an initial business combination within the Extension Period, then we will cease all operations except for the purpose of liquidating. While we would intend to complete a business combination before the end of the Extension Period, there can be no assurance that any plans to raise capital or to consummate an initial business combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters of our IPO had a 45-day option from the date of our IPO to purchase up to an additional 2,625,000 units to cover over-allotments, if any. The over-allotment option expired unexercised on January 10, 2025 and Sponsor HoldCo forfeited 875,000 founder shares upon such expiration.

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

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 13, 2026.

The termination of the PAD Business Combination Agreement may adversely affect our ability to complete an initial business combination within the required time period.

On July 16, 2026, the PAD Business Combination Agreement was terminated. As a result, we must identify, negotiate and complete an alternative initial business combination by November 27, 2026, unless the period within which we must complete an initial business combination is extended pursuant to our Amended and Restated Memorandum and Articles of Association. We may not have sufficient time or resources to identify a suitable alternative target, negotiate definitive agreements, complete required due diligence, obtain necessary regulatory and shareholder approvals and consummate an alternative initial business combination before the applicable deadline.

The termination of the PAD Business Combination Agreement may also result in additional legal, accounting, financial advisory and other expenses without any corresponding benefit. In addition, prospective target businesses may perceive the limited time remaining before our liquidation deadline as reducing our negotiating leverage. We may not be able to identify, research, negotiate and agree to terms with, and/or arrange for new sources of financing for a business combination with, a new prospective target business within 24 months from the closing of our initial public offering or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On November 27, 2024, the Company consummated the IPO of 17,500,000 Units at $10.00 per Unit, generating gross proceeds of $175,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 663,125 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,631,250, as follows: (A) 17,500 Private Placement Units ($175,000 in the aggregate) with the Sponsor, (B) (i) 260,000 Private Placement Units and (ii) 162,500 Private Placement Units and 325,000 restricted Class A ordinary shares ($4,225,000 in the aggregate) with Sponsor HoldCo, (C) 178,500 Private Placement Units ($1,785,000 in the aggregate) with CCM and (D) 44,625 Private Placement Units ($446,250 in the aggregate) with Seaport.

Of the gross proceeds received from the IPO and the Private Placement, an aggregate of $175,875,000 was placed in the Trust Account. The proceeds held in the Trust Account will be invested or held either (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, (ii) as uninvested cash, or (iii) an interest-bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of (i) the completion of a business combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders.

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

FACT II ACQUISITION CORP.

Date: August 12, 2026	By:	/s/ Adam Gishen
	Name:	Adam Gishen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Min Lee
	Name:	Min Lee
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)