Form 10-Q
period 2026-09-30
FACT II Acquisition Corp.
filed 2026-11-12
CIK 2028935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, there were 18,488,125 Class A ordinary shares, $0.0001 par value, and 5,833,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

FACT II ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FACT II ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2026	December 31,
	(Unaudited)	2025
ASSETS
Current assets
Cash and cash equivalents	$72,892	$544,791
Prepaid expenses	38,827	92,600
Total current assets	111,719	637,391
Cash held in Trust Account	188,506,902	183,785,456
TOTAL ASSETS	$188,618,621	$184,422,847
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$266,148	$23,507
Total current liabilities	266,148	23,507
Deferred legal fees	3,038,137	2,137,965
Deferred underwriting fee payable	7,000,000	7,000,000
TOTAL LIABILITIES	10,304,285	9,161,472

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, 17,500,000 shares at redemption value of approximately $10.77 and $10.50 per share at September 30, 2026 and December 31, 2025, respectively	188,506,902	183,785,456

SHAREHOLDERS’ DEFICIT

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 988,125 shares issued and outstanding at September 30, 2026 and December 31, 2025 (excluding 17,500,000 shares subject to possible redemption)	99	99
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,833,333 shares issued and outstanding at September 30, 2026 and December 31, 2025	583	583
Additional paid-in capital	—	—
Accumulated deficit	(10,193,248)	(8,524,763)
TOTAL SHAREHOLDERS’ DEFICIT	(10,192,566)	(8,524,081)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$188,618,621	$184,422,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACT II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

General and administrative expenses	$454,456	$602,250	$1,672,337	$1,166,153
Loss from operations	(454,456)	(602,250)	(1,672,337)	(1,166,153)

Other income:
Change in fair value of over-allotment liability	—	—	―	26,558
Interest earned on bank account	—	8,577	3,852	20,498
Interest earned on cash held in Trust Account	1,613,357	1,860,392	4,721,446	5,465,237
Total other income	1,613,357	1,868,969	4,725,298	5,512,293

Net income	$1,158,901	$1,266,719	$3,052,961	$4,346,140

Weighted average shares outstanding of Class A ordinary shares	18,488,125	18,488,125	18,488,125	18,488,125
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.05	$0.05	$0.13	$0.18
Weighted average shares outstanding, Class B ordinary shares	5,833,333	5,833,333	5,833,333	5,833,333
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.05	$0.05	$0.13	$0.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACT II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	988,125	$99	5,833,333	$583	$—	$(8,524,763)	$(8,524,081)

Accretion for common stock to redemption amount	—	—	—	—	—	(1,548,784)	(1,548,784)

Net income	—	—	—	—	—	1,034,133	1,034,133

Balance – March 31, 2026 (unaudited)	988,125	99	5,833,333	583	—	(9,039,414)	(9,038,732)

Accretion for common stock to redemption amount	—	—	—	—	—	(1,559,305)	(1,559,305)

Net income	—	—	—	—	—	859,927	859,927

Balance – June 30, 2026 (unaudited)	988,125	99	5,833,333	583	—	(9,738,792)	(9,738,110)

Accretion for common stock to redemption amount	—	—	—	—	—	(1,613,357)	(1,613,357)

Net income	—	—	—	—	—	1,158,901	1,158,901

Balance – September 30, 2026 (unaudited)	988,125	$99	5,833,333	$583	$—	$(10,193,248)	$(10,192,566)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACT II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	988,125	$99	6,708,333	$671	$—	$(6,354,203)	$(6,353,433)

Forfeiture of Founder Shares	—	—	(875,000)	(88)	88	—	—

Accretion for common stock to redemption amount	—	—	—	—	(88)	(1,785,596)	(1,785,684)

Net income	—	—	—	—	—	1,447,897	1,447,897

Balance – March 31, 2025 (unaudited)	988,125	99	5,833,333	583	—	(6,691,902)	(6,691,220)

Accretion for common stock to redemption amount	—	—	—	—	—	(1,819,161)	(1,819,161)

Net income	—	—	—	—	—	1,631,524	1,631,524

Balance – June 30, 2025 (unaudited)	988,125	99	5,833,333	583	—	(6,879,539)	(6,878,857)

Accretion for common stock to redemption amount	—	—	—	—	—	(1,860,391)	(1,860,391)

Net income	—	—	—	—	—	1,266,719	1,266,719

Balance – September 30, 2025 (unaudited)	988,125	$99	5,833,333	$583	$—	$(7,473,211)	$(7,472,529)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACT II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$3,052,961	$4,346,140
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of over-allotment liability	—	(26,558)
Interest earned on cash held in Trust Account	(4,721,446)	(5,465,237)
Changes in operating assets and liabilities:
Prepaid expenses	53,773	(11,500)
Prepaid insurance	—	63,751
Accrued expenses	242,641	(21,474)
Deferred legal fees	900,172	674,583
Net cash used in operating activities	(471,899)	(440,295)

Net Change in Cash and Cash Equivalents	(471,899)	(440,295)
Cash and Cash Equivalents – Beginning of period	544,791	1,447,921
Cash and Cash Equivalents – End of period	$72,892	$1,007,626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FACT II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. The Company’s activities for the period from June 19, 2024 (inception) through September 30, 2026 were limited to the Company’s formation, activities relating to its initial public offering (the “IPO”), identifying and evaluating prospective target businesses, and negotiating and pursuing a potential Business Combination, including the proposed PAD Business Combination (as defined below), which terminated in July 2026. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.05 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares were recorded at redemption value and classified as temporary equity at the completion of the IPO, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval in connection with a Business Combination, it must receive an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, Sponsor HoldCo has agreed to vote its founder shares (as defined in Note 5) and any Public Shares purchased in or after the IPO in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

On October 14, 2026, the Company filed with the SEC a definitive proxy statement for an extraordinary general meeting of its shareholders (the “Shareholder Meeting”) originally scheduled to be held on November 10, 2026 to approve, among other things, an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to amend the date by which the Company must consummate an initial Business Combination from November 27, 2026 to November 25, 2027. On November 4, 2026, the Company issued a press release and filed with the SEC a Current Report on Form 8-K disclosing that it has postponed the Shareholder Meeting to November 17, 2026 to allow for additional time for the Company to engage with shareholders.

Subject to the above, if the Company is unable to complete a Business Combination within the Extension Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, conflicts in the Middle East and subsequent sanctions or related actions or the ongoing trade and tariff policy changes by the United States or other countries, could adversely affect the Company’s ability to consummate an initial Business Combination or search for any target business with which the Company may ultimately consummate an initial Business Combination.

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

On July 16, 2026, the PAD Business Combination Agreement was terminated in accordance with the terms set forth therein (the “Termination”). No termination fee was payable by either party. As a result of the Termination, the voting and support agreement, dated November 26, 2025, by and among Sponsor HoldCo, the Company and PAD, and the voting and support agreements, dated January 6, 2026 and January 19, 2026, by and among PAD, the Company and certain stockholders of PAD (collectively, the “PAD Support Agreements”), terminated in accordance with their respective terms. Following the Termination, the Company intends to continue to identify and evaluate opportunities to consummate an initial Business Combination.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 13, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the Company’s liquidity condition, the limited period remaining to identify and complete an alternative initial Business Combination following the Termination, and the Company’s liquidation date of November 27, 2026, raise substantial doubt about the Company’s ability to continue as a going concern. As described in Note 1 and Note 9, the Company has called the Shareholder Meeting, which has been postponed to November 17, 2026, to approve, among other things, an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from November 27, 2026 to November 25, 2027. There can be no assurance that the Company’s shareholders will approve such extension or that the Company will complete an initial Business Combination by the applicable deadline. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extension Period.

As of September 30, 2026, the Company had $72,892 in its operating bank account and a working capital deficit of $154,429. The Company believes its cash on hand will not be sufficient to fund its operating expenses and working capital requirements for the next twelve months, raising liquidity concerns that are discussed above.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $72,892 and $250,000 in cash as of September 30, 2026 and December 31, 2025, respectively. The Company had $0 and $294,791 in cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of September 30, 2026 and December 31, 2025, all of the assets held in the Trust Account were held in a demand deposit account.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income, basic and diluted	$880,947	$277,954	$962,905	$303,814	$2,320,729	$732,232	$3,303,748	$1,042,392
Denominator:
Basic and diluted weighted average ordinary shares outstanding	18,488,125	5,833,333	18,488,125	5,833,333	18,488,125	5,833,333	18,488,125	5,833,333
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.05	$0.05	$0.13	$0.13	$0.18	$0.18

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2024	$176,597,270
Plus:
Accretion for common stock to redemption amount	7,188,186
Class A ordinary shares subject to possible redemption, December 31, 2025	183,785,456
Plus:
Accretion for common stock to redemption amount	1,548,784
Class A ordinary shares subject to possible redemption, March 31, 2026	185,334,240
Plus:
Accretion for common stock to redemption amount	1,559,305
Class A ordinary shares subject to possible redemption, June 30, 2026	186,893,545
Plus:
Accretion for common stock to redemption amount	1,613,357
Class A ordinary shares subject to possible redemption, September 30, 2026	$188,506,902

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, either of Sponsor HoldCo, the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Upon consummation of a Business Combination, the Working Capital Loans would either be repaid, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into Class A ordinary shares or units at a price of $10.00 per Class A ordinary share or unit, as applicable. Such Class A ordinary shares would be identical to the Class A ordinary shares sold as part of the Private Placement Units (“Private Placement Shares”), and such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

Advisory Agreement

In connection with the transactions contemplated by the PAD Business Combination Agreement, on November 26, 2025, the Company and the Sponsor entered into an advisory agreement (the “Advisory Agreement”) pursuant to which the Sponsor agreed to provide certain services to the Company including, without limitation, in each case relating to the Business Combination, assisting the Company in preparing presentations, introducing the Company to potential investors, assisting the Company in arranging meetings with target company stockholders, and assisting the Company with the preparation of any press releases and filings. The Advisory Agreement provides for the Company to pay to the Sponsor a fee of up to $240,000 (which, in the sole discretion of the Company, may be payable in up to 12 monthly installments). For the three and nine months ended September 30, 2026, the Company did not incur any fees.

Senior Advisor Services Agreement

In connection with the transactions contemplated by the PAD Business Combination Agreement, on December 1, 2025, the Company and Annie Gishen entered into a senior advisor services agreement (the “Services Agreement”) pursuant to which Ms. Gishen will provide certain services to the Company including, without limitation, providing support to the Company’s Chief Executive Officer, the board of directors, and the partners of the Sponsor, undertaking special tasks or project work delegated by the senior management team and providing such other services as the Company reasonably requests. Ms. Gishen is the daughter of Adam Gishen, the Company’s Chief Executive Officer. The Services Agreement provides for the Company to pay Ms. Gishen a monthly fee of $4,000. For the three and nine months ended September 30, 2026, the Company incurred a total of $12,000 and $36,000 in fees associated with the Services Agreement, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Termination of the PAD Business Combination Agreement

The PAD Business Combination Agreement provided, among other things, that on the terms and subject to the conditions set forth therein: (i) the Company would domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and Part XII of the Companies Act (As Revised) of the Cayman Islands (the “Domestication”); and (ii) following the Domestication, Merger Sub would merge with and into PAD, with PAD surviving the merger as a wholly-owned subsidiary of the Company, in accordance with the PAD Business Combination Agreement and the Florida Business Corporation Act.

On July 16, 2026, the PAD Business Combination Agreement was terminated in accordance with its terms. No termination fee was payable by either party. As a result of the Termination, the PAD Support Agreements (as defined in Note 1) terminated in accordance with their respective terms.

Registration Rights

The holders of the (i) founder shares, (ii) Private Placement Units, Private Placement Shares underlying the Private Placement Units, Private Placement Warrants underlying the Private Placement Units and the Class A ordinary shares underlying such Private Placement Warrants, (iii) restricted Class A ordinary shares, and (iv) any Private Placement Units that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement signed on November 25, 2024, requiring the Company to register its securities held by them for resale (in the case of the founder shares, only after conversion to Class A ordinary shares, and in the case of the restricted Class A ordinary shares, upon vesting after the consummation of the initial Business Combination). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement provides that the Company will use commercially reasonable efforts to effect the registration of the applicable securities after the completion of the initial Business Combination and prior to the expiration of the applicable lock-up period. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Warrants

As of September 30, 2026 and December 31, 2025, there were 9,081,563 warrants outstanding, including 8,750,000 Public Warrants and 331,563 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 988,125 Class A ordinary shares issued and outstanding, excluding the 17,500,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 5,833,333 Class B ordinary shares issued and outstanding. On January 10, 2025, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of 875,000 founder shares.

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

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$72,892	$544,791
Cash held in Trust Account	$188,506,902	$183,785,456

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$454,456	$602,250	$1,672,337	$1,166,153
Interest earned on cash held in Trust Account	$1,613,357	$1,860,392	$4,721,446	$5,465,237

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

On October 14, 2026, the Company filed with the SEC a definitive proxy statement for an extraordinary general meeting of its shareholders originally scheduled to be held on November 10, 2026 to approve, among other things, an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to amend the date by which the Company must consummate an initial Business Combination from November 27, 2026 to November 25, 2027. On November 4, 2026, the Company issued a press release and filed with the SEC a Current Report on Form 8-K disclosing that it has postponed the Shareholder Meeting to November 17, 2026 to allow for additional time for the Company to engage with shareholders.

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

Termination of the PAD Business Combination Agreement

On November 26, 2025, we entered into a business combination agreement, as amended by Amendment No. 1 thereto, dated May 17, 2026 (the “PAD Business Combination Agreement”) with Sponsor HoldCo, Patriot Merger Subsidiary, Inc., a Florida corporation and our direct, wholly-owned subsidiary (“Merger Sub”) and Precision Aerospace & Defense Group, Inc., a Florida corporation (“PAD”). The PAD Business Combination Agreement provided, among other things, that on the terms and subject to the conditions set forth therein: (i) we would domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and Part XII of the Companies Act (As Revised) of the Cayman Islands (the “Domestication”); and (ii) following the Domestication, Merger Sub would merge with and into PAD with PAD surviving the merger as our wholly-owned subsidiary, in accordance with the PAD Business Combination Agreement and the Florida Business Corporation Act (the “PAD Business Combination”).

On July 16, 2026, the PAD Business Combination Agreement was terminated in accordance with its terms (the “Termination”). No termination fee was payable by either party. As a result of the Termination, the voting and support agreement, dated November 26, 2025, by and among Sponsor HoldCo, the Company and PAD, terminated in accordance with its terms, and the voting and support agreements, dated January 6, 2026 and January 19, 2026, by and among PAD, the Company and certain stockholders of PAD, terminated in accordance with their respective terms. Following the Termination, we intend to continue to identify and evaluate opportunities to consummate an initial business combination.

Extraordinary General Meeting of Shareholders in Connection with Extension Period

We must complete an initial business combination by November 27, 2026, unless the period within which we must complete an initial business combination is extended pursuant to our Amended and Restated Memorandum and Articles of Association (the “Extension Period”).

On October 14, 2026, the Company filed with the SEC a definitive proxy statement for an extraordinary general meeting of its shareholders (the “Shareholder Meeting”) originally scheduled to be held on November 10, 2026 to approve, among other things, an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to amend the date by which the Company must consummate an initial Business Combination from November 27, 2026 to November 25, 2027. On November 4, 2026, the Company issued a press release and filed with the SEC a Current Report on Form 8-K disclosing that it has postponed the Shareholder Meeting to November 17, 2026 to allow for additional time for the Company to engage with shareholders.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 19, 2024 (inception) through September 30, 2026 were organizational activities, activities necessary to prepare for and consummate our IPO, and subsequent to the IPO, identifying a target company for our initial business combination and negotiating and attempting to complete the proposed PAD Business Combination, which terminated on July 16, 2026. We intend to continue to identify and evaluate opportunities to consummate an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. Subsequent to our IPO, we have generated non-operating income in the form of interest income on cash held in a trust account established in connection with our IPO (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with seeking a target for, and completing, our initial business combination.

For the three months ended September 30, 2026, we had net income of $1,158,901, which consists of interest income on cash held in the Trust Account of $1,613,357, offset by general and administrative expenses of $454,456.

For the nine months ended September 30, 2026, we had net income of $3,052,961, which consists of interest income on cash held in the Trust Account of $4,721,446, and interest earned on bank account of $3,852, offset by general and administrative expenses of $1,672,337.

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

For the nine months ended September 30, 2026, cash used in operating activities was $471,899. Net income of $3,052,961 was affected by interest earned on cash held in the Trust Account of $4,721,446 and net change in operating assets and liabilities of $1,196,586.

For the nine months ended September 30, 2025, cash used in operating activities was $440,295. Net income of $4,346,140 was affected by interest earned on cash held in the Trust Account of $5,465,237, change in fair value of overallotment liability of $26,558, and net change in operating assets and liabilities of $705,360.

As of September 30, 2026, we had cash held in the Trust Account of $188,506,902. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash and cash equivalents of $72,892 in our operating bank account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, either Sponsor HoldCo, the Sponsor, any of their respective affiliates or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Upon consummation of a business combination, the Working Capital Loans would either be repaid, without interest, or, at the option of the applicable lender, up to $2,000,000 of any such Working Capital Loans may be convertible into Class A ordinary shares or units at a price of $10.00 per Class A ordinary share or unit, as applicable. Such Class A ordinary shares would be identical to the shares underlying the private placement units, and such units would be identical to the private placement units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our current conditions, including the termination of the PAD Business Combination Agreement and the limited period remaining to identify and complete an alternative initial business combination, raise substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued. In addition, management has determined that if we are unable to complete an initial business combination within the Extension Period, then we will cease all operations except for the purpose of liquidating. While we would intend to complete a business combination before the end of the Extension Period, there can be no assurance that any plans to raise capital or to consummate an initial business combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the period ended September 30, 2026.

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

Of the gross proceeds received from the IPO and the Private Placement, an aggregate of $175,875,000 was placed in the Trust Account. The proceeds held in the Trust Account will be invested or held either (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, (ii) as uninvested cash, or (iii) an interest-bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of (a) the completion of a business combination and (b) the distribution of the funds in the Trust Account to the Company’s shareholders.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACT II ACQUISITION CORP.

Date: November 12, 2026	By:	/s/ Adam Gishen
	Name:	Adam Gishen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Min Lee
	Name:	Min Lee
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

